Form 10QSB
period 1995-12-31
REALCO INC /NM/
filed 1996-03-18
CIK 82409

FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934
                         Quarterly or Transition Report
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from  __________________ to _____________________

                         Commission file number 0-27552

                                  REALCO, INC.
        (Exact name of small business issuer as specified in its charter)

             New Mexico                                    85-0316176
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)

                     1650 University Blvd., N.E., Suite 100
                          Albuquerque, New Mexico 87102
                    (Address of principal Executive offices)
                                 (505) 242-4561
      ___________________________________________________________________

(Former name, former address and former three-months, if changed since last report)

Check whether the issuer has (1) filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

The number of shares of the registrants no par value common stock, the issuers only class of common stock, outstanding as of March 15, 1996, was: 2,845,000

Transitional Small Business Format (check one) Yes [   ]   No [XX]


                         PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

                                  REALCO, INC.
                                  BALANCE SHEET
                                   (Unaudited)
                                December 31, 1995


          ASSETS
  Cash and cash equivalents ....................                     $   504,018
  Restricted cash ..............................                         420,877
  Securities available for sale ................                         237,672
  Accounts and notes receivable ................                       1,128,642
  Inventories ..................................                       5,550,359
  Property & equipment (net) ...................                         817,188
  Investments - equity method ..................                         631,588
  Deferred income taxes ........................                         104,605
  Other assets .................................                         665,138
                                                                     -----------
                                                                     $10,060,087
                                                                     ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Notes payable ................................                     $   148,871
  Lease obligations ............................                         253,927
  Construction advances and notes payable,
   collateralized by inventories ...............                       3,808,625
  Accounts payable and accrued
   liabilities .................................                       1,081,903
  Escrow funds held for others .................                         420,877
                                                                     -----------
        Total liabilities ......................                       5,714,203

Stockholders' equity
   Series A preferred stock - authorized,
    83,000 shares; issued and
    outstanding, 82,569 shares .................         825,690
   Series B preferred stock - authorized,
    230,000 shares; issued and
    outstanding, 222,859 shares ................       2,228,590
   Series C preferred stock - authorized,
    80,000 shares, issued and
    outstanding, none ..........................            --
   Common stock no par value;
    authorized, 6,000,000 shares, issued
    and outstanding, 1,845,000 shares ..........       1,229,750
   Retained earnings ...........................          47,242
   Unrealized gains on available-for-sale
    securities, net of tax .....................          14,612
                                                     -----------
                                                                       4,345,884
                                                                     -----------
                                                                     $10,060,087
                                                                     ===========

                                  REALCO, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                       For the 3 months ended
                                                            December 31,
                                                         1995           1994
                                                         ----           ----
REVENUES
  Brokerage commissions and fees ...............    $ 2,488,423     $      --
  Sales of homes ...............................      2,430,474            --
  Sales of developed lots ......................        639,092            --
  Equity in net earnings of investees ..........         46,398            --
  Interest and other, net ......................         91,027          36,324
                                                    -----------     -----------
                                                      5,695,414          36,324
COSTS AND EXPENSES
  Cost of brokerage revenue ....................      1,774,532            --
  Cost of home sales ...........................      2,193,427            --
  Cost of developed lots sold ..................        644,838            --
  Selling, general and administrative ..........      1,055,762          36,659
  Depreciation and amortization ................         67,335            --
  Interest and other expense ...................         16,444            --
                                                    -----------     -----------
                                                      5,752,338          36,659
                                                    -----------     -----------
    Loss before provision for income taxes
      and cumulative effect of change in
      accounting principle .....................        (56,924)           (335)

INCOME TAX EXPENSE (BENEFIT) ...................        (21,180)            300

    Loss before cumulative effect of change
      in accounting principle ..................        (35,744)           (635)

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE .........................           --            15,870
                                                    -----------     -----------
NET EARNINGS (LOSS) ............................        (35,744)         15,235

PREFERRED STOCK DIVIDEND
  REQUIREMENT ..................................         29,100            --
                                                    -----------     -----------
   NET EARNINGS (LOSS) APPLICABLE
     TO COMMON SHARES ..........................    $   (64,844)    $    15,235
                                                    ===========     ===========
Earnings (loss) per common share
   Earnings (loss) before cumulative effect
     of change in accounting principle .........    $     (0.04)    $      --
   Cumulative effect of change in
     accounting principle ......................           --              0.01
                                                    -----------     -----------
   Net earnings (loss) per common share ........    $     (0.04)    $      0.01
                                                    ===========     ===========

Weighted average shares outstanding ............      1,845,000       1,845,000
                                                    ===========     ===========

                                  REALCO, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                           For the three months
                                                            ended December 31,
                                                            1995         1994
                                                            ----         ----
Cash flows from operating activities
  Net loss .........................................    $ (35,744)    $    (635)
  Adjustments to reconcile net loss to net
   cash provided by operating activities
    Depreciation and amortization ..................       67,335          --
    Distributions from investees in excess
      of net earnings ..............................       89,172          --
    Change in operating assets and liabilities
      Increase in accounts receivable ..............     (255,715)       55,272
      Decrease in inventories ......................      715,453          --
      Decrease in other assets .....................       21,817          --
      Decrease in accounts payable and
        accrued liabilities ........................     (311,498)      (51,360)
      Increase in deferred tax asset ...............      (50,070)         --
                                                        ---------     ---------
  Net cash provided by operating activities ........      240,750         3,277
                                                        ---------     ---------
Cash flows from investing activities
   Purchases of property and equipment .............      (60,807)         --
   Purchases of securities available for sale ......         --         (85,000)
   Purchases of equity securities ..................         --         (34,279)
                                                        ---------     ---------
  Net cash used in investing activities ............      (60,807)     (119,279)
                                                        ---------     ---------
Cash flows from financing activities
   Construction advances and notes
     payable, net ..................................     (297,310)         --
   Payments on capital lease obligations ...........      (21,444)         --
                                                        ---------     ---------
  Net cash used in financing activities ............     (318,754)         --
                                                        ---------     ---------
NET DECREASE IN CASH AND CASH
      EQUIVALENTS ..................................     (138,811)     (116,002)
Cash and cash equivalents at beginning
   of period .......................................      642,829       560,155
                                                        ---------     ---------
Cash and cash equivalents at end
   of period .......................................    $ 504,018     $ 444,153
                                                        =========     =========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's revenues are generated through commercial and residential real estate brokerage services, general residential home construction sales, and various financing activities.

     The historical financial information at December 31, 1995 is not comparable to December 31, 1994 because in March, 1995, the Company changed its business with the acquisition of Old Realco, a real estate brokerage services and general residential home construction company. Revenues for the Company prior to the acquisition in March 1995, were generated through various financing activities in which the Company has been continuously involved since its inception in 1983. Since March, 1995, the Company's operating results have included the operating results of the acquired company.

     Pursuant to a prospectus dated February 2, 1995, the Company publicly sold one million common shares of its' stock and 5,000 Units, each Unit consisting of $1,000 in principal amount of a 9.5% Subordinated Sinking Fund Note and 120 Warrants to purchase 120 shares of the Company's Common Stock. The Underwriter for the Unit Offering exercised its' over allotment privilege and sold an additional 750 Units in behalf of the Company. The Company received from the Underwriters approximately $11,444,000, a sum which represents the total sales proceeds of the Underwriting less commissions and underwriters offering expenses. The Company expects that the net proceeds from the offering in addition to its existing operating bank lines will be sufficient to satisfy its liquidity and capital resource requirements for fiscal year 1996.

     Certain bank and residential lot debt has been paid from proceeds of the offering. The balance of funds not required for daily working capital is maintained in insured money market funds.

     It is expected that the financing activities of the Company's subsidiary Great American Equity Corporation, which will include the availability of interim residential construction loans to certain independent residential builders represented by the Company's Prudential Hooten/Stahl subsidiary shall commence shortly. It is anticipated that this financing activity will be conducted through a participation agreement with a bank with whom the Company has a working relationship.

     Both  the  above  referenced   financing  activities  had  been  previously
discussed in the Company's prospectus dated February 2, 1996, incorporated herein by reference.

     Typically, the quarter ended December 31, of each year represents reduced gross margins for both the real estate brokerage and residential construction subsidiaries. The real estate brokerage company experiences the highest commission splits between the company and its sales associates during this period, primarily due to graduated commission arrangements which favors sales associates as they achieve annual volume goals. The residential construction company also experiences seasonal slowness of sales and construction during this period and a portion of the quarterly period ended March 31, such reduced activity is typically influenced by weather and a natural seasonal weakness for home purchases.


RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

                                                               QUARTER ENDED
                                                                December 31,
                                                             1994          1995
                                                             ----          ----
Revenues

Brokerage commissions and fees .......................        --%          43.7%
Construction and lot sales ...........................        --%          53.9%
Financing activities .................................       100.0%         1.6%
Other ................................................        --%           0.8%
                                                             -----        -----
                                                             100.0%       100.0%
Costs and expenses
                                                                          -----
Cost of brokerage revenue ............................        --%          31.2%
Cost of construction and lot sales ...................        --%          49.8%
Selling, general, and administrative .................       100.9%        19.7%
Other ................................................        --%           0.3%
                                                             -----        -----
                                                             100.9%       101.0%

Earnings from continuing operations
  before income taxes ................................       - 0.9         -1.0%
Income taxes .........................................       -0.8%         -0.4%
Net earnings from continuing operations ..............       -1.7%         -0.6%

  QUARTER ENDED DECEMBER 31, 1995 COMPARED TO QUARTER ENDED DECEMBER 31, 1994

REVENUES:

     Brokerage commissions and fees were $2,488,423, construction and lot sales were $3,069,566, and other income was $46,398 du ring the quarter ended December 31, 1995. Revenues from Company financing activities for the period ended December 31, 1995 were $91,027, compared to $36,424 for the period ended December 31, 1994.

     Historical financial information at December 31, 1995 is not comparable to December 31, 1994 because in March, 1995, the Company changed its business with the acquisition of the real estate brokerage and residential construction company. Prior to the acquisition of March, 1995, the Company's revenues were generated through a variety of financing activities.

     Brokerage commissions and fees as a percentage of total revenues for the quarter were 43.7%, construction and lot sales as a percentage of total revenue for the quarter were 53.9%, other income as a percentage of total revenues for the quarter was 0.8% and financing activities, as a percentage of total revenues for the quarter of total revenues declined from, 100% of total revenues in the comparable quarter of 1994 to 1.6% of total revenues in 1995. The reason for the decline is due to the lack of brokerage commissions, construction and lot sales and other investee joint venture revenues during the quarter ended December 31, 1994. Such revenues were not recognized by the Company until the acquisition of Old Realco was finalized in March, 1995. Revenues from these activities have been recognized since the date of the acquisition.

GROSS PROFIT:

     The Company's gross margin from construction and lot sales was $231,301 during the quarter ended December 31, 1995. The Company continued to increase its lot inventory during this period because the Company experienced certain shortages of available construction sites in strategic locations within the Albuquerque metropolitan area. The shortage of construction sites caused delays in the start of construction after contracts were signed. The Company generally signs fixed contracts for sale of its home, however, the Company has undertaken to increase it spec home inventory in various of its residential subdivisions in order to satisfy the local buying trend. The addition of spec homes to the Company inventories in order to accelerate sales appears to be successful.

     The Company's gross margin from brokerage commissions and fees, before selling, general and administrative expenses of $713,891, a gross margin of 28.7%. The percentage of gross margin recognized during this quarter represents and increase of 0.9% over the annualized gross profit percentage of commissions and fees recognized by Old Realco. It is not certain that this trend will continue during the remainder of the current fiscal year.

     The gross margin from the financing activities of the Company are expected to increase during the third and forth quarter of the current fiscal year. Such projected increases are due primarily to the expected commencement of additional financing activities which will include residential construction loans to small independent residential home builders permanent residential mortgage loans to individual home buyers. It is expected at this time that the costs associated with the new financing activities by the Company will be modest in relation to the anticipated revenues.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:

     The percentage of selling, general, and administrative expenses to total revenues during the quarter ended December 31, 1995, was 19.7%, an increase of 47.0% from the historical annualized costs of Old Realco. The increase in
selling,   general  and  administrative   costs  was  due  to  several  factors.
Depreciation and amortization expense for the quarter was $67,335, mostly attributable to the amortization of $3,870 of goodwill associated with the purchase of Old Realco in March of 1995. The Company's residential brokerage subsidiary experienced approximately $60,000 of net conversion expense, an expense associated with the subsidiary's franchise affiliation with Prudential Real Estate Associates, and international real estate brokerage franchiser. During the quarter, the real estate brokerage subsidiary paid regularly scheduled annual bonuses to managers and administrative personnel.

     The Company expects that the costs of selling, general and administrative expense as a percentage of total Company revenue will gradually decrease as the Company approaches the remainder of the fiscal period.

NET EARNINGS:

     The percentage of net loss to total revenues for the quarter was 0.006%, as a result of the previously noted factors.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are cash flow from operating activities and bank borrowing under both term and revolving credit facilities. During the quarter the Company had approximately $3.8 million revolving interim construction lines of credit with various banks in the Albuquerque area. The Company's operations provided cash of $240,750 during the quarter ended December 31, 1995.

     On February 2, 1996, the Company sold $7 million of common stock equity, consisting of one million shares of common stock at $7.00 per share and 5,000 Units, each unit consisting of $1,000 in principal amount of 9.5% Subordinated Sinking Fund Note and 120 Warrants to purchase 120 shares of the Company's common stock. The Underwriter for the Unit Offering exercised it's over-allotment allowance and purchased an additional 750 Units from the Company. The net proceeds from this offering of Company securities were approximately $11,444,000, after deduction of underwriter commissions and the expenses of the offering. The Company believes that the cash flow from its operations and the net proceeds from the offering of its securities will sustain its operations and anticipated internal growth during fiscal 1996.


                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company is subject to certain legal claims from time to time and is involved in litigation that has arisen in the ordinary course of business. It is the Company's opinion that it either has adequate legal defenses to such claims or than any liability that might be incurred due to such claims will not, in the aggregate, exceed the limits of the Company's insurance policies or otherwise result in any material adverse effect on the Company's operations or financial position. Insofar as known to management, there is no pending or threatened litigation involving the Company or its assets.

Item 2. Changes in Securities.

          None

Item 3. Defaults in Senior Securities.

          None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1995.

Item 5. Other Information.

     As stated in Management's discussion, on February 2, 1996, the Company completed its public offering of its common stock and Units, from which it netted approximately $11,444,000 of proceeds. Those proceeds are devoted to the uses described in the prospectus related to the public offering.

Item 6. Exhibits and Reports on Form 8-K.

     (a) There are no exhibits filed with this Report.

     (b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be singed on its behalf by the undersigned thereunto duly authorized.

                                                      REALCO, INC.

Date: March 15, 1996                           James A. Arias
                                               -------------------------
                                               James A. Arias, President

Date: March 15, 1996                           Melvin A. Hardison
                                               -------------------------
                                               Melvin A. Hardison, Secretary/
                                               Treasurer and Chief Financial
                                               Officer