Form 10QSB/A
period 1995-12-31
REALCO INC /NM/
filed 1996-03-20
CIK 82409

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

     Pursuant to a prospectus dated February 2, 1995, the Company publicly sold one million common shares of its stock and 5,000 Units, each Unit consisting of $1,000 in principal amount of a 9.5% Subordinated Sinking Fund Note and 120 Warrants to purchase 120 shares of the Company's Common Stock. The Underwriter for the Unit Offering exercised its over allotment privilege and sold an additional 750 Units on behalf of the Company. The Company received from the Underwriters approximately $11,444,000, a sum which represents the total sales proceeds of the Underwriting less commissions and underwriters offering expenses. The Company expects that the net proceeds from the offering in addition to its existing operating bank lines will be sufficient to satisfy its liquidity and capital resource requirements for fiscal year 1996.

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


RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

                                                               QUARTER ENDED
                                                                December 31,
                                                             1994          1995
                                                             ----          ----
Revenues

Brokerage commissions and fees .......................        --%          43.7%
Construction and lot sales ...........................        --%          53.9%
Financing activities .................................       100.0%         1.6%
Other ................................................        --%           0.8%
                                                             -----        -----
                                                             100.0%       100.0%
Costs and expenses
                                                                          -----
Cost of brokerage revenue ............................        --%          31.2%
Cost of construction and lot sales ...................        --%          49.8%
Selling, general, and administrative .................       100.9%        19.7%
Other ................................................        --%           0.3%
                                                             -----        -----
                                                             100.9%       101.0%

Earnings from continuing operations
  before income taxes ................................       -0.9%         -1.0%
Income taxes .........................................        0.8%         -0.4%
Net earnings from continuing operations ..............       -1.7%         -0.6%

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

GROSS PROFIT:

     The Company's gross margin from construction and lot sales was $231,301 during the quarter ended December 31, 1995. The Company continued to increase its lot inventory during this period because the Company experienced certain shortages of available construction sites in strategic locations within the Albuquerque metropolitan area. The shortage of construction sites caused delays in the start of construction after contracts were signed. The Company generally signs fixed contracts for the sale of its homes, however, the Company has undertaken to increase its spec home inventory in various of its residential subdivisions in order to satisfy the local buying trend. The addition of spec homes to the Company inventories in order to accelerate sales appears to be successful.

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

     The gross margin from the financing activities of the Company are expected to increase during the third and fourth quarter of the current fiscal year. Such projected increases are due primarily to the expected commencement of additional financing activities which will include residential construction loans to small independent residential home builders and permanent residential mortgage loans to individual home buyers. It is expected at this time that the costs associated with the new financing activities by the Company will be modest in relation to the anticipated revenues.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:

     The percentage of selling, general, and administrative expenses to total revenues during the quarter ended December 31, 1995, was 19.7%, an increase of 47.0% from the historical annualized costs of Old Realco. The increase in
selling,   general  and  administrative   costs  was  due  to  several  factors.
Depreciation and amortization expense for the quarter was $67,335, mostly attributable to fixed assets and goodwill associated with the purchase of Old Realco in March of 1995. The Company's residential brokerage subsidiary experienced approximately $60,000 of net conversion expense, an expense associated with the subsidiary's franchise affiliation with Prudential Real Estate Associates, an international real estate brokerage franchiser. During the quarter, the real estate brokerage subsidiary paid regularly scheduled annual bonuses to managers and administrative personnel.

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