Form 10QSB
period 1996-03-31
REALCO INC /NM/
filed 1996-05-15
CIK 82409

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549

                           Form 10-QSB


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended  March 31, 1996

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ACT OF 1934

For the transition period from  ______________ to______________

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

                                 (505) 242-4561
                          (Issuer's telephone number)
_______________________________________________________________________________
(Former name, former address and former three-months, if changed since last report)

     Check whether the issuer has (1) filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

     The number of shares of the registrants no par value common stock, the issuers only class of common stock, outstanding as of May 14, 1996, was:
2,845,000

Transitional Small Business Format (check one) Yes [   ]   No [XX]


PART I.  FINANCIAL INFORMATION.

Item 1. FINANCIAL STATEMENTS

                                  REALCO, INC.
                            CONDENSED BALANCE SHEET
                                 March 31, 1996
                                   (Unaudited)

     ASSETS
  Cash and cash equivalents ................................         $ 7,052,517
  Restricted cash ..........................................             560,939
  Securities available for sale ............................             216,984
  Inventories ..............................................           8,647,695
  Property & equipment (net) ...............................             786,963
  Investments - equity method ..............................             699,660
  Deferred income taxes ....................................              83,125
  Other assets .............................................           1,564,420
                                                                     -----------
                                                                     $22,322,551
                                                                     ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
  Notes payable ............................................         $   148,871
  Lease obligations ........................................             232,143
  9.5% subordinated notes ..................................           5,750,000
  Construction advances and notes
   payable, collateralized by inventories ..................           3,290,576
  Accounts payable and accrued
   liabilities .............................................           1,412,507
  Escrow funds held for others .............................             560,939
                                                                     -----------
        Total liabilities ..................................          11,395,036

Stockholders' equity
   Series A preferred stock - authorized
    83,000 shares; issued and
    outstanding, 82,569 shares .............................             825,690
   Series B preferred stock - authorized
    230,000 shares; issued and
    outstanding, 222,859 shares ............................           2,223,590
   Series C preferred stock - authorized
    80,000 shares, issued and
    outstanding, none ......................................                --
   Common stock no par value;
    authorized, 6,000,000 shares, issued
    and outstanding, 2,845,000 shares ......................           7,712,461
   Retained earnings .......................................             151,944
   Unrealized gains on available-for-sale
    securities, net of tax .................................              13,830
                                                                     -----------
                                                                      10,927,515
                                                                     -----------
                                                                     $22,322,551
                                                                     ===========

          See accompanying notes to consolidated financial statements


                                  REALCO, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                 Three months      Three months        Six months        Six months
                                                                    Ended             Ended              Ended             Ended
                                                                   March 31,         March 31,          March 31,         March 31,
                                                                     1996              1995               1996              1995
                                                                     ----              ----               ----              ----
REVENUES
  Brokerage commissions and fees .........................       $ 2,657,872       $   632,419        $ 5,146,295       $   632,419
  Sales of homes .........................................         1,563,883           849,667          3,994,357           849,667
  Sales of developed lots ................................            69,000              --              708,092              --
  Equity in net earnings of investees ....................            91,262           (30,874)           137,660           (30,874)
  Interest and other, net ................................           215,184            17,619            306,211            53,943
                                                                 -----------       -----------        -----------       -----------
                                                                   4,597,201         1,468,831         10,292,615         1,505,155
COSTS AND EXPENSES
  Cost of brokerage revenue ..............................         1,793,953           459,087          3,568,485           459,087
  Cost of home sales .....................................         1,365,979           766,671          3,559,406           766,671
  Cost of developed lots sold ............................            68,045              --              712,883              --
  Selling, general and administrative ....................         1,022,197           286,101          2,077,959           322,760
  Depreciation and amortization ..........................            92,893            21,021            160,228            21,021
  Interest and other expense .............................            98,371             2,129            114,815             2,129
                                                                 -----------       -----------        -----------       -----------
                                                                   4,441,438         1,535,009         10,193,776         1,571,668
                                                                 -----------       -----------        -----------       -----------
    Income (loss) before provision for income
      taxes and cumulative effect of change in
      accounting principle ...............................           155,763           (66,178)            98,839           (66,513)

INCOME TAX EXPENSE (BENEFIT) .............................            51,060           (30,085)            29,880           (29,785)
                                                                 -----------       -----------        -----------       -----------
    Income  (loss) before cummulative
     effect of change in accounting principle ............           104,703           (36,093)            68,959           (36,728)

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE ...................................              --                --                 --              15,870
                                                                 -----------       -----------        -----------       -----------

    NET EARNINGS (LOSS) ..................................           104,703           (36,093)            68,959           (20,858)
                                                                 ===========       ===========        ===========       ===========
Earnings (loss) per common share
   Earnings (loss) before cumulative effect of
     change in accounting principle ......................       $      0.04       $     (0.02)       $      0.03       $     (0.02)
   Cumulative effect of change in accounting
     principle ...........................................              --                --                 --                0.01
                                                                 -----------       -----------        -----------       -----------
   Net earnings (loss) per common share ..................       $      0.04       $     (0.02)       $      0.03       $     (0.01)
                                                                 ===========       ===========        ===========       ===========

Weighted average shares outstanding ......................         2,460,385         1,845,000          2,151,011         1,845,000
                                                                 -----------       -----------        -----------       -----------

          See accompanying notes to consolidated financial statements


                                  REALCO, INC.
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                      For the six months ended
                                                             March 31,
                                                        1996            1995
Cash flows from operating activities
  Net earnings (loss) ..........................   $     68,959    $    (36,729)
  Adjustments to reconcile net profit to net
   cash used by operating activities
    Depreciation and amortization ..............        160,228          21,021
    Distributions from investees in excess
      of net earnings ..........................         21,100          32,540
    (Gain) loss on sale of securities ..........        (77,774)          3,478
    Cummulative effect of change in
      accounting principle .....................           --           (14,416)
    Change in operating assets and liabilities
      (Increase)  in accounts receivable .......     (1,837,321)        175,784
      (Increase) in inventories ................     (2,381,883)       (205,841)
      (Increase) in other assets ...............        (32,577)         46,693
      Decrease in accounts payable and
        accrued liablilities ...................         (1,432)       (890,790)
      Increase in deferred tax asset ...........        (28,070)        (38,035)
                                                   ------------    ------------
  Net cash used by operating activities ........     (4,108,770)       (906,295)
                                                   ------------    ------------
Cash flows from investing activities
   Purchases of property and equipment .........        (96,311)         (8,076)
   Proceeds from sale of securities ............        144,757            --
   Purchases of equity securities ..............           --           (94,372)
   Cash acquired from purchase of Old Realco ...           --           469,932
                                                   ------------    ------------
  Net cash provided from investing activities ..         48,446         367,484
Cash flows from financing activities
   Construction advances and notes
     payable, net ..............................       (815,359)        363,270
   Payments on capital lease obligations .......        (43,228)         (6,076)
   Proceeds from issue of subordinated notes ...      5,160,625            --
   Proceeds from issue of common stock .........      6,172,974            --
   Purchase of Series B preferred stock ........         (5,000)           --
                                                   ------------    ------------
  Net cash provided from financing activities ..     10,470,012         357,194
                                                   ------------    ------------
    NET INCREASE IN CASH AND CASH
      EQUIVALENTS ..............................      6,409,688        (181,617)
Cash and cash equivalents at beginning
   of period ...................................        642,829       1,113,534
                                                   ------------    ------------
Cash and cash equivalents at end
   of period ...................................   $  7,052,517    $    931,917
                                                   ============    ============

          See accompanying notes to consolidated financial statements

                                  REALCO, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed balance sheet as of March 31, 1996, the statements of operations for the three month and six month periods ended March 31, 1996 and 1995 and the statements of cash flows for the six month periods ended March 31, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1996 and the results of operations and cash flows for the three and six month periods ended March 31, 1996 and 1995 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's September 30, 1995 filing on Securities & Exchange Commission Form 10-KSB. The results of operations for the periods ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed using the weighted number of common shares outstanding of 1,845,000 for the three and six month periods ended March 31, 1995 and 2,460,385 and 2,151,011 for the three and six month periods ended March 31, 1996, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS GENERAL

     The Company's revenues are generated through commercial and residential real estate brokerage services, general residential home construction sales, and various financing activities.

     The historical financial information at March 31, 1996 is not comparable to March 31, 1995 because in March, 1995, the Company changed its business with the acquisition of Old Realco, a real estate brokerage services and general residential home construction company. Revenues for the Company prior to the acquisition in March 1995, were generated through various financing activities in which the Company has been continuously involved since its inception in 1983. Since March, 1995, the Company's operating results have included the operating results of the acquired company.

     Pursuant to a prospectus dated February 2, 1995, the Company publicly sold one million common shares of its stock and 5,000 Units, each Unit consisting of $1,000 in principal amount of a 9.5% Subordinated Sinking Fund Note and 120 Warrants to purchase 120 shares of the Company's Common Stock. The Underwriter for the Unit Offering exercised its over allotment privilege and sold an additional 750 Units on behalf of the Company. The Company received from the Underwriters approximately $11,444,000, a sum which represents the total sales proceeds of the Underwriting less commissions and underwriters offering expenses. The Registrant's increase of assets including cash during this reporting period are a result of the public offering concluded in February of 1996. The Company expects that the net proceeds from the public offering in addition to its existing operating bank lines will be sufficient to satisfy its liquidity and capital resource requirements for fiscal year 1996.

     Certain bank and residential lot debt has been paid from proceeds of the offering, resulting in an increase of $2,381,883 in inventories, such inventories consisting of finished residential building lots and spec homes held for immediate sale, while notes payable collateralized by specific inventories declined by $788,226. The balance of funds not required for daily working capital is maintained in insured money market funds.

     In April, the Registrant's subsidiary Great American Equity Corporation, began to make available interim residential construction loans to certain independent residential builders represented by the Company's Prudential Hooten/Stahl subsidiary shall commence shortly. This financing activity is being conducted through a participation agreement with a bank with whom the Company has a working relationship. In April, 1996, the Registrant announced it has concluded a joint venture arrangement with CTX Mortgage Ventures, Inc., a subsidiary of CENTEX Corporation, a New York stock Exchange listed company, through which the Registrant and it's joint venture partner, will operate a residential mortgage company. Operations will commence upon the receipt of the necessary regulatory approvals, which approvals are expected shortly.

     Both  the  above  referenced   financing  activities  had  been  previously
discussed in the Company's prospectus dated February 2, 1996, incorporated herein by reference.

     Typically,  the  quarter  ended  March  31,  of each  year  represents  the beginning of improved gross margins for both the real estate brokerage and residential construction subsidiaries. The real estate brokerage company experiences the highest commission splits between the company and its sales associates during the quarter ended March 31, 1996, primarily due to graduated commission arrangements which favors sales associates as they achieve annual volume goals. The quarterly results ended March 31, while generally improved over the previous reporting period, is adversely impacted by seasonal low listing and sales activities for the months of December and January. The residential construction company also experiences seasonal slowness of sales and construction during this reporting period, such reduced activity is typically influenced by weather and a natural seasonal weakness for home purchases. While the third and fourth quarters of the registrant's fiscal period generally are considered the most active and hence most profitable, a recent surge in residential mortgage rates may impact this segment of the registrant's business. Should higher interest rates become a factor, the Registrant expects to employ such marketing techniques as mortgage rate buy-downs, a practice whereby a home builder pays to buy-down rates and make available to the residential home buyer a more favorable financing package. While such marketing techniques improve sales activities, its impact on profitability is adverse.

QUARTER ENDED MARCH 31, 1996  COMPARED TO QUARTER ENDED MARCH 31, 1995

REVENUES:

     Brokerage commissions and fees were $2,657,872 compared to $632,419, construction and lot sales were $1,632,883 compared to $849,667, and other income was $91,262 compared to a loss of $30,874 during the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995. Revenues from Company financing activities for the period ended March 31, 1996 were $215,184, compared to $17,619 for the period ended March 31, 1995..

     Historical financial information at March 31, 1996 is not comparable to March 31, 1995 because in March, 1995, the Company changed its business with the acquisition of the real estate brokerage and residential construction company. Prior to the acquisition of March, 1995, the Company's revenues were generated through a variety of financing activities.

     Brokerage commissions and fees as a percentage of total revenues for the comparable quarters ended March 31, 1996 and March 31, 1995 were 57.8% and 43.1%, construction and lot sales as a percentage of total revenue for the quarter were 35.5% and 57.8%, income from equity investees as a percentage of total revenues for the quarter was 2.0% and -2.1%, financing activities as a percentage of total revenues for the quarter was 4.7% and 2.0% of total revenues in the comparable quarters ended 1996 and 1995 respectively. The reason for the increases is due primarily to the recognition of only one month of operating revenues of Old Realco, which was acquired in March 1995 and the full recognition of all operations of the Registrant for the period ended March 31, 1996.

GROSS PROFIT:

     The Company's gross margin from construction and lot sales was $198,859 during the quarter ended March 31, 1996 compared to $82,996 during the quarter ended March 31, 1995. The Company continued to increase its lot inventory during this period because the Company continued to experienced certain shortages of available construction sites in strategic locations within the Albuquerque metropolitan area. The Company generally signs fixed contracts for the sale of its homes, however, the Company has undertaken to increase it's speculative home inventory in various of its residential subdivisions in order to satisfy the local buying trend.

     The Company's gross margin from brokerage commissions and fees, before selling, general and administrative expenses of $1,022,197, for the period ended March 31, 1996 was 32.5% compared to a gross margin of 27.4%, before selling, general and administrative expenses of $286,101 for the period ended March 31, 1995. The percentage of gross margin recognized during this quarter represents an increase of 18.6% over the gross profit percentage of commissions and fees recognized during the quarter ended March 31, 1995

     As discussed in the above Revenue section, historical financial information at March 31, 1996 is not comparable to March 31, 1995. In March 31, 1995, the Registrant changed its business with the acquisition of the real estate brokerage and residential construction companies.

     The gross margin from the financing activities of the Company are expected to increase during the third and fourth quarter of the current fiscal year. Such projected increases are due primarily to the commencement of additional financing activities which includes residential construction loans to small independent residential home builders and permanent residential mortgage loans to individual home buyers. It is expected at this time that the costs associated with the residential mortgage financing activities by the Company will be modest in relation to the anticipated revenues.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:

     The percentage of selling, general, and administrative expenses to total revenues during the quarter ended March 31, 1996, was 22.2%, compared to 19.5% for the period ended March 31, 1995. The increase in selling, general and administrative costs was due to several factors, the most significant of which, was the operation of the real estate brokerage and home construction companies for a full quarter of operations. Depreciation, amortization, goodwill, interest and other expenses for the quarter was $191,264. The Company's residential brokerage subsidiary experienced a 32.5% gross brokerage commission income margin for the period ended March 31, 1996 compared to a 27.4% gross margin for the period ended March 31, 1995.

     The Company expects that the costs of selling, general and administrative expense as a percentage of total Company revenue will gradually decrease as the Company approaches the remainder of the fiscal period.

NET EARNINGS:

     The percentage of net earnings to total revenues for the quarter was 2.3%, as a result of the previously noted factors.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are cash flow from operating activities, bank borrowing under both term and revolving credit facilities and approximately $7,053,000 of the Registrant's current cash and cash equivalents. During the quarter the Company had approximately $3.3 million revolving interim construction and inventory lines of credit with various banks in the Albuquerque area.

     Due to the public offering of common stock and notes as discussed previously, the Company believes that the cash flow from its operations and the net proceeds from the offering of its securities will sustain its operations and anticipated internal growth during fiscal 1996.

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

Item 2. CHANGES IN SECURITIES.

          None

Item 3. DEFAULTS IN SENIOR SECURITIES.

          None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIY HOLDERS.

          None.

Item 5. OTHER INFORMATION.

          None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) There are no exhibits filed with this Report.

     (b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALCO, INC.


Date: May 14, 1996                 James A. Arias
                                   -------------------------
                                   James A. Arias, President


Date: May 14, 1996                 Melvin A. Hardison
                                   ---------------------------------------
                                   Melvin A. Hardison, Secretary/Treasurer
                                             and  Chief Financial Officer