Form 10QSB/A
REALCO INC /NM/
filed 1996-05-20
CIK 82409

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


PART I.  FINANCIAL INFORMATION.

Item 1. FINANCIAL STATEMENTS

                                  REALCO, INC.
                            CONDENSED BALANCE SHEET
                                 March 31, 1996
                                   (Unaudited)

     ASSETS
  Cash and cash equivalents ................................         $ 7,052,517
  Restricted cash ..........................................             560,939
  Securities available for sale ............................             216,984
  Accounts and notes receivable ............................           2,710,248
  Inventories ..............................................           8,647,695
  Property & equipment (net) ...............................             786,963
  Investments - equity method ..............................             699,660
  Deferred income taxes ....................................              83,125
  Other assets .............................................           1,564,420
                                                                     -----------
                                                                     $22,322,551
                                                                     ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
  Notes payable ............................................         $   148,871
  Lease obligations ........................................             232,143
  9.5% subordinated notes ..................................           5,750,000
  Construction advances and notes
   payable, collateralized by inventories ..................           3,290,576
  Accounts payable and accrued
   liabilities .............................................           1,412,507
  Escrow funds held for others .............................             560,939
                                                                     -----------
        Total liabilities ..................................          11,395,036

Stockholders' equity
   Series A preferred stock - authorized
    83,000 shares; issued and
    outstanding, 82,569 shares .............................             825,690
   Series B preferred stock - authorized
    230,000 shares; issued and
    outstanding, 222,859 shares ............................           2,223,590
   Series C preferred stock - authorized
    80,000 shares, issued and
    outstanding, none ......................................                --
   Common stock no par value;
    authorized, 6,000,000 shares, issued
    and outstanding, 2,845,000 shares ......................           7,712,461
   Retained earnings .......................................             151,944
   Unrealized gains on available-for-sale
    securities, net of tax .................................              13,830
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

          See accompanying notes to consolidated financial statements


                                  REALCO, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      For the six months ended
                                                             March 31,
                                                        1996            1995
Cash flows from operating activities
  Net earnings (loss) ..........................   $     68,959    $    (36,729)
  Adjustments to reconcile net earnings to net
   cash used by operating activities
    Depreciation and amortization ..............        160,228          21,021
    Distributions from investees in excess
      of net earnings ..........................         21,100          32,540
    (Gain) loss on sale of securities ..........        (77,774)          3,478
    Cummulative effect of change in
      accounting principle .....................           --           (14,416)
    Change in operating assets and liabilities
      (Increase)  in accounts receivable .......     (1,837,321)        175,784
      (Increase) in inventories ................     (2,381,883)       (205,841)
      (Increase) in other assets ...............        (32,577)         46,693
      Decrease in accounts payable and
        accrued liablilities ...................         (1,432)       (890,790)
      Increase in deferred tax asset ...........        (28,070)        (38,035)
                                                   ------------    ------------
  Net cash used by operating activities ........     (4,108,770)       (906,295)
                                                   ------------    ------------
Cash flows from investing activities
   Purchases of property and equipment .........        (96,311)         (8,076)
   Proceeds from sale of securities ............        144,757            --
   Purchases of equity securities ..............           --           (94,372)
   Cash acquired from purchase of Old Realco ...           --           469,932
                                                   ------------    ------------
  Net cash provided from investing activities ..         48,446         367,484
Cash flows from financing activities
   Construction advances and notes
     payable, net ..............................       (815,359)        363,270
   Payments on capital lease obligations .......        (43,228)         (6,076)
   Proceeds from issue of subordinated notes ...      5,160,625            --
   Proceeds from issue of common stock .........      6,172,974            --
   Purchase of Series B preferred stock ........         (5,000)           --
                                                   ------------    ------------
  Net cash provided from financing activities ..     10,470,012         357,194
                                                   ------------    ------------
    NET INCREASE IN CASH AND CASH
      EQUIVALENTS ..............................      6,409,688        (181,617)
Cash and cash equivalents at beginning
   of period ...................................        642,829       1,113,534
                                                   ------------    ------------
Cash and cash equivalents at end
   of period ...................................   $  7,052,517    $    931,917
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


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the registrant's registration statement. The results of operations for the periods ended March 31,1996 are not necessarily indicative of the operating results for the full year.


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