Form 10QSB
period 1996-06-30
REALCO INC /NM/
filed 1996-08-12
CIK 82409

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________to ____________

Commission File Number: 0-27552



                                  REALCO, INC.
              (Exact name of small business issuer in its charter)

                 New Mexico                         85-0316176
       (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)           Identification No.)

       1650 University NE, Suite 100, Albuquerque, NM        87102
          (Address of principal executive offices)         (Zip Code)

                                  505-242-4561
                 Issuer's telephone number, including area code

                                 Not Applicable
(Former names, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes _X_ No___

The number of shares the registrants no par value common stock, the issuers only class of common stock outstanding as of August 7,1996 was 2,845,000

Transitional Small Business Format (check one) Yes [  ] No [XX]


                                     PART I


Item 1. Financial Statements

                                  REALCO, INC.
                           CONSOLIDATED BALANCE SHEETS

                                  ( UNAUDITED)

                                                      June 30,        Sept. 30,
                                                        1996            1995
                                                     ----------       ---------
ASSETS

     Cash and cash equivalents ..................   $  5,417,884    $    642,829
     Restricted cash ............................        599,084         483,144
     Securities available for sale ..............        224,070         225,935
     Accounts and notes receivable ..............      3,583,501         872,927
     Inventories ................................      9,974,897       6,265,812
     Property & equipment (net) .................        766,947         819,846
     Investments - equity method ................        843,363         720,760
     Deferred income taxes ......................         62,215          59,230
     Other assets ...............................      1,648,282         690,826
                                                    ------------    ------------
                                                      23,120,243      10,781,309
                                                    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

     Notes payable ..............................   $     48,871         176,002
     Lease obligations ..........................        210,015         275,371
     9.5% subordinated notes ....................      5,750,000               0
     Construction advances and notes
       payable, collateralized by inventories ...      3,461,339       4,078,804
     Accounts payable and accrued liabilities ...      2,055,493       1,393,401
     Escrow funds held for other ................        599,084         483,144
                                                    ------------    ------------
                    Total liabilities ...........     12,124,802       6,406,722
Stockholders' equity
     Series A preferred stock - authorized,
       83,000 shares; issued and outstanding,
       82,569 shares ............................        825,690         825,690
     Series B preferred stock - authorized,
       230,000 shares; issued and outstanding,
       222,859 shares ...........................      2,223,590       2,228,590
     Series C preferred stock - authorized,
     80,000 shares, issued and outstanding,
     none .......................................           --              --
     Common stock no par value; authorized
       6,000,000 shares, issued and
       outstanding, 2,845,000 shares ............      7,712,461       1,229,750
     Retained earnings ..........................        239,152          82,987
     Unrealized gains (losses) on available
     -for-sale securities, net of tax ...........         (5,452)          7,570
                                                    ------------    ------------
                                                      10,995,441       4,374,587
                                                    ------------    ------------
                                                    $ 23,120,243    $ 10,781,309
                                                    ============    ============

          See accompanying notes to consolidated financial statements.


                                  REALCO, INC.
                            STATEMENTS OF OPERATIONS

                                  ( UNAUDITED)
                                                     Three Months   Three Months
                                                        Ended          Ended
                                                       June 30        June 30
                                                         1996           1995
                                                         ----           ----
REVENUES
  Brokerage commissions and fees ................    $ 2,817,629    $ 2,326,960
  Sales of homes ................................      2,734,670      3,944,458
  Sales of developed lots .......................        163,767         18,169
  Equity in net earnings of investees ...........        117,950         51,841
  Interest and other, net .......................        287,247          1,657
                                                     -----------    -----------
                                                       6,121,263      6,343,085
COST AND EXPENSES
  Cost of brokerage revenue .....................      1,969,437      1,587,096
  Cost of home sales ............................      2,557,253      3,710,929
  Cost of developed lots sold ...................        151,925         25,034
  Selling, general and administrative ...........      1,063,879        927,627
  Depreciation and amortization .................        112,775         69,553
  Interest and other expense ....................        128,169         10,424
                                                     -----------    -----------
                                                       5,983,438      6,330,663
                                                     -----------    -----------
  Income (loss) before provision for income
   taxes and cumulative effect change in
   accounting principle .........................        137,825         12,422

INCOME TAX EXPENSE (BENEFIT) ....................         50,620         14,555
                                                     -----------    -----------
  Income (loss) before cumulative effect
  of change in accounting principle .............         87,205         (2,133)

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE ..........................           --          (30,286)
                                                     -----------    -----------
  NET EARNINGS (LOSS) ...........................    $    87,205    $   (32,419)
                                                     ===========    ===========
Earnings (loss) per common share
  Earnings (loss) before cumulative effect of
  change in accounting principle ................    $      0.03    $     (0.01)

  Cumulative effect of change in accounting
  principle .....................................           --            (0.01)
                                                     -----------    -----------
  Net earnings (loss) per common share ..........    $      0.03    $     (0.02)
                                                     ===========    ===========

Weighted average shares outstanding..............      2,845,000      1,845,000
                                                     ===========    ===========


          See accompanying notes to consolidated financial statements.


                                  REALCO, INC.
                            STATEMENTS OF OPERATIONS

                                  ( UNAUDITED)
                                                     Nine Months    Nine Months
                                                        Ended          Ended
                                                       June 30        June 30
                                                         1996           1995
                                                         ----           ----
REVENUES
  Brokerage commissions and fees ................    $ 7,963,924    $ 2,959,379
  Sales of homes ................................      6,729,027      4,794,125
  Sales of developed lots .......................        871,859         18,169
  Equity in net earnings of investees ...........        255,610         20,967
  Interest and other , net ......................        593,458         55,600
                                                     -----------    -----------
                                                      16,413,878      7,848,240
COST AND EXPENSES
  Cost of brokerage revenue .....................      5,537,922      2,046,183
  Cost of home sales ............................      6,116,659      4,477,600
  Cost of developed lots sold ...................        864,808         25,034
  Selling, general and administrative ...........      3,141,838      1,250,387
  Depreciation and amortization .................        273,003         90,574
  Interest and other expense ....................        242,984         12,553
                                                     -----------    -----------
                                                      16,177,214      7,902,331
                                                     -----------    -----------
  Income (loss) before provision for income
   taxes and cumulative effect of change in
   accounting principle .........................        236,664        (54,091)

INCOME TAX EXPENSE (BENEFIT) ....................         80,500        (15,230)
                                                     -----------    -----------
  Income (loss) before cumulative effect
  of change in accounting principle .............        156,164        (38,861)

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE ..........................           --          (14,416)
                                                     -----------    -----------

  NET EARNINGS (LOSS) ...........................    $   156,164    $   (53,277)
                                                     ===========    ===========
Earnings (loss) per common share
  Earnings (loss) before cumulative effect of
  change in accounting principle ................    $      0.07    $     (0.02)

Cumulative effect of change in accounting
  principle .....................................           -             (0.01)
                                                     -----------    -----------
  Net earnings (loss) per common share ..........    $      0.07          (0.03)
                                                     ===========    ===========

Weighted average shares outstanding .............      2,381,496      1,845,000
                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.


                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                    Nine Months     Nine Months
                                                       Ended           Ended
                                                      June 30         June 30
                                                        1996            1995
                                                        ----            ----
Cash flows from operating activities
  Net profit (loss) ............................   $    156,165    $    (53,277)
  Adjustments to reconcile net profit to net
   cash used by operating activities
   Depreciation and amortization ...............        273,003          90,574
   Distributions from investees in excess
     of (less than) net earnings ...............        (60,115)        (20,967)
   (Gain)loss on sale of securities ............        (77,774)            591
   Cumulative effect of change in
      Accounting principle .....................           --           (14,416)
   Change in operating assets and liabilities
      (Increase) in accounts receivable ........     (2,710,574)         44,380
      (Increase) in inventories ................     (3,709,085)      1,328,398
      (Increase) in other assets ...............        (47,791)       (144,355)
       Increase (decrease) in account payable
        and accrued liabilities ................        533,556          87,503
       Increase in deferred tax asset ..........         (2,985)         (4,407)
                                                   ------------    ------------
 Net cash (used) provided by operating
     activities ................................     (5,645,600)      1,314,024
                                                   ------------    ------------
Cash flows from investing activities
  Purchases of property and equipment ..........       (150,261)        (59,692)
  Proceeds from sale of securities .............        144,757          72,814
  Purchases of equity securities ...............        (62,488)           --
  Purchases of securities available for sale ...        (30,000)        (43,009)
  Cash acquired from purchase of Old Realco ....           --           469,932
                                                   ------------    ------------
Net cash provided from investing activities ....        (97,992)        440,045
                                                   ------------    ------------
Cash flows from financing activities
  Construction advances and notes
   payable, net ................................       (744,596)     (1,508,007)
  Payments on capital lease obligations ........        (65,356)        (23,680)
  Proceeds from issue of subordinated notes ....      5,160,625            --
  Proceeds from issue of common stock ..........      6,172,974            --
  Purchase of Series B preferred stock .........         (5,000)           --
                                                   ------------    ------------
 Net cash provided (used) from financing
 activities ....................................     10,518,647      (1,531,687)
                                                   ------------    ------------
NET INCREASE IN CASH AND CASH
           EQUIVALENTS .........................      4,775,055         222,382

Cash and cash equivalents at beginning of
 period ........................................        642,829       1,113,534
                                                   ------------    ------------

Cash and cash equivalents at end of period .....   $  5,417,884    $  1,335,916
                                                   ============    ============

          See accompanying notes to consolidated financial statements.


                                  REALCO, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996

                                  ( UNAUDITED)


SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The consolidated balance sheets as of June 30, 1996 and September 30, 1995, the statements of operations for the three months and nine months periods ended June 30, 1996 and 1995 and the statements of cash flows for the nine month periods ended June 30, 1996 and 1995 have been prepared by the company without audit. In the opinion of Management all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1996 and September 30, 1995 results of operations for the three and nine month periods ended June 30, 1996 and 1995 and cash flows for the nine month periods ended June 30, 1996 and 1995 have been made.

Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrants registration statement. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results for a full year.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed using the weighted average number of common shares outstanding of 1,845,000 for the three and nine months periods ended June 30, 1995 and 2,845,000 and 2,381,496 for the three and nine month periods ended June 30, 1996, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL:

The Company's revenues are generated through commercial and residential real estate brokerage services, general residential home construction sales, and various financing activities.

The financial information for the nine months ended June 30, 1996 is not comparable to the nine months ended June 30, 1995 because in March, 1995, The company changed its business with the acquisition of Old Realco, a real estate brokerage services and general residential home construction company. The financial information for the three months ended June 30, 1996 is comparable to the three months ended June 30, 1995. Revenues for the Company prior to the acquisition in March 1995, were generated through various financing activities in which the Company has been continuously involved since its inception 1n 1983. Since March 1995, the Company's operating results have included the operating results of the acquired company.

Pursuant to a prospectus dated February 2, 1996, the Company publicly sold one million common shares of its stock and 5,000 units, each Unit consisting of $1,000 in principal amount of a 9.5% Subordinated Sinking Fund Note and 120 Warrants to purchase 120 shares of the Company's Common Stock. The Underwriter for the Unit Offering exercised its over allotment privilege and sold an additional 750 Units on behalf of the Company. The Company received from the Underwriters approximately $11,444,000 a sum which represents the total sales proceeds of the Underwriting less commissions and underwriters offering expenses. The company expects that the net proceeds from the public offering in addition to its existing operating bank lines will be sufficient to satisfy its liquidity and capital resource requirements for the fiscal year 1996.

During this quarterly reporting period, gross cash and cash equivalents declined by $1,634,633, while inventories and account receivable increased by $2,200,455 for the same period. Liabilities increased by $729,766 from the quarter ended March 31, 1996. The decrease in cash and increase in liabilities for the current period was primarily due to an increase in building lot inventory, increase in spec homes held for sale and acquisition of approximately 98 lap top computers for use by real estate agents of the Hooten/Stahl real estate marketing subsidiary. The lap top computers are being leased to the Hooten/Stahl agents by Great American Equity Corporation, another of the Registrant's subsidiaries.

In April, the Registrant's subsidiary Great American Equity Corporation, announced it has begun to make available interim residential construction loans to certain independent residential builders represented by the Company's Hooten/Stahl subsidiary. This financing activity is being conducted through a participation agreement with a bank with whom the Company has a working relationship. In April, 1996, the Registrant announced it has concluded a joint venture arrangement with CTX Mortgage Ventures, Inc., a subsidiary of CENTEX Corporation, a New York stock Exchange listed company, through which the Registrant and it's joint venture partner will operate a residential mortgage company. Operations commenced on July 9, 1996 upon notification of regulatory approval by the state of New Mexico, additional Federal approvals are expected shortly, thereupon a complete range of mortgage products will be available.

The quarterly results ended June 30, did not improve significantly over the previous reporting period, due to adverse new home sales activity for the current quarter. The residential construction company experienced unexpected slowness of sales and construction during this reporting period. The real estate brokerage company and real estate development joint ventures experienced improved net earnings. While the third and fourth quarter of the registrant's fiscal period generally are considered the most active and hence most profitable, unstable residential mortgage rates sporadically impact this segment of the registrant's business. April and May new home sales activity was markedly down while June and July activity improved. The Registrant began to employ such marketing techniques as mortgage rate buy-downs, a practice whereby a home builder pays to buy-down rates and make available to the residential home buyer a more favorable financing package. While such marketing techniques improve sales activities, its impact on profitability is adverse.

On July 24, 1996, the Registrant announced that it had acquired all of the outstanding and issued common stock shares of Amity, Inc., an Albuquerque, New Mexico based commercial general contractor. Amity, Inc. has been involved in the construction of hotels, gaming casinos, restaurants, health facilities and office buildings. In addition, it has been active in upscale residential remodel and commercial tenant improvements. The Registrant will issue series "D", 3% cumulative, convertible preferred stock in exchange for all of the issued and outstanding common shares of Amity, Inc. The value of the preferred shares to be issued by the registrant will be determined upon the completion of a two year financial audit for the periods ended June 30,1996 and 1995, The audit is expected to be completed by September 15, 1996, at which time the value of the purchase consideration will be determined.

QUARTER ENDED JUNE 30, 1996 COMPARED TO QUARTER ENDED JUNE 30, 1995

REVENUES:

Brokerage commissions and fees were $2,817,629 compared to $2,326,960, construction and lot sales were $2,898,437 compared to $3,963,627 during the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995. Income from equity investees were $117,950 compared to $51,841 and revenues from Company financing activities were $287,247 compared to $1,657 for the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995.

Results for the third quarter ended June 30, 1996, and third quarter ended June 30, 1995, includes full operating results from a real estate brokerage services and general residential construction company acquired during March 1995. Results for the nine months ended June 30, 1995 includes only four months of the acquired entities' operations, therefore the nine months ended June 30, 1996 performance is not strictly comparable to its 1995 performance. Prior to the acquisition of March, 1995, the Company's revenues were generated through a variety of financing activities.

Brokerage commissions and fees as a percentage of total revenues for the comparable quarters ended June 30, 1996 and June 30, 1995 were 46.0% and 36.7%, construction and lot sales as a percentage of total revenue for the quarter were 47.4% and 62.5%, income from equity investees as a percentage of total revenues for the quarter was 1.9% and 0.1%, and financing activities were 4.7% and 0.03% of total revenues in the comparable quarters ended 1996 and 1995 respectively.

GROSS PROFIT:

The Company's gross margin from construction and lot sales was $189,259 during the quarter ended June 30, 1996 compared to $226,664 during the quarter ended June 30, 1995. The Company continued to increase its lot inventory during this period because the Company believes it needs to increase construction sites in strategic locations within the Albuquerque metropolitan area in preparation of increased sales activity. The Company has undertaken to increase it's speculative home inventory in various of its residential subdivisions and has agreements to increase its building lot inventory through joint venture arrangements with other developers in order to prepare for and satisfy the local buying trend and to maintain a reasonable inventory to meet sales surges within the new home buying cycle.

The Company's gross margin from brokerage commissions and fees, before selling, general and administrative expenses of $848,192, for the quarter ended June 30, 1996 was 30.1% compared to a gross margin of $739,864 or 31.8%, before selling, general and administrative expenses for the period ended June 30, 1995. The percentage of gross margin recognized during the quarter represents and increase of 14.6% over the gross margin of commissions and fees recognized during the quarter ended June 30, 1995.

The gross margin from the financing activities of the Company are expected to increase during the fourth quarter of the current fiscal year. Such projected increases are due primarily to the commencement of additional financing activities which includes residential construction loans to small independent residential home builders and permanent residential mortgage loans to individual home buyers. The Company began to market those services during the quarter ended June 30, 1996. It is expected at this time that the costs associated with the residential mortgage financing activities by the Company will be modest in relation to the anticipated revenues.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:

The percentage of selling, general, and administrative expenses to total revenues during the quarter ended June 30, 1996, was 17.4%, compared to 14.6% for the period ended June 30, 1995. The increase in selling, general and administrative expenses were due to several factors, including continuing expansion of the operations of the real estate brokerage and home construction companies. Depreciation, amortization, goodwill, interest and other expenses for the quarter was $240,944 for the quarter ended June 30, 1996 compared to $79,977 for the quarter ended June 30, 1995. The increase was due primarily to interest expense associated with the subordinated notes issued as a part of the Initial Public Offering which the Registrant completed on February 2, 1996.

The Company expects that the cost of selling, general and administrative expense as a percentage of total Company revenue will gradually decrease assuming the Company construction subsidiaries revenues increase through the reminder of the fiscal period.

NET EARNINGS:

The percentage of net earnings to total revenues for the quarter was 1.4%, as a result of the previously noted factors.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's principal sources of liquidity are cash flow from operation activities, bank borrowing under both term and revolving credit facilities and approximately $5,418,000 of the Registrants' current cash and cash equivalents. During the quarter the Company had approximately $3,461,000 million revolving interim construction and inventory line of credit with various bank in the Albuquerque area.

Due to the public offering of common stock and notes as discussed previously, the Company believes that the cash flow from its operations and the net proceeds from the offering of its securities will sustain its operations and anticipated internal growth during fiscal 1996.



                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to certain legal claims from time to time and is involved in litigation that has arisen in the ordinary course of business. It is the Company's opinion that it either has adequate legal defenses to such claims or that any liability that might be incurred due to such claims will not, in the aggregate exceed the limits of the Company's operations or financial position. Insofar as known to management, there is no pending or threatened litigation involving the Company or its assets.

ITEM 2. CHANGES IN SECURITIES

               None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

ITEM 5. OTHER INFORMATION

On July 1, 1996, the Executive Vice President of the Company reduced a note obligation to the Company of $100,000 by tendering 5,000, shares $10.00 liquidating value, series B, convertible and cumulative 3% preferred shares. All accrued dividends since the issuance of the shares have been abated as per the terms of the preferred stock agreements. The remaining balance of the note payable by the Executive Vice President is $50.000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) There are no exhibits filed with this Report.

(b) On July 24,1996, a form 8-K was filed by the Company in which the acquisition of Amity, Inc. was reported.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Realco, Inc.


BY:                                James A. Arias
                                   ---------------------------------------------
                                   James A. Arias, President


BY:                                Melvin A. Hardison
                                   ---------------------------------------------
                                   Melvin A. Hardison, Secretary\Treasurer
                                   and Chief Financial Officer

DATE: August 12, 1996