Form 10KSB
period 1996-09-30
REALCO INC /NM/
filed 1996-12-27
CIK 82409

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File Number:  0-27552

                                  REALCO, INC.
             (Exact name of registrant as specified in its charter)

             New Mexico                                   85-0316176
    State or other jurisdiction of                     (I.R.S. Employer
 incorporation or other organization                  Identification No.)

 1650 University Boulevard, N.E., Suite 5-100, Albuquerque, New Mexico, 87102
            (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: 505-242-4561

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

No Par Value Common Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $24,256,642

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: On December 16, 1996, based on the price quoted by NASDAQ, the market value was $5,797,500.

The number of shares outstanding of each of the Registrant's classes of voting stock, as of December 16, 1996, was:

     No Par Value Common:  2,845,000 shares.
     Series A Preferred:      82,569
     Series B Preferred:     217,859
     Series D Preferred:      24,297

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

General

The Registrant's principal executive offices are located at 1650 University Blvd. NE, Suite 5-100, Albuquerque, New Mexico 87102, and its telephone number at that location is (505)242-4561.

The Registrant was organized in 1983 as a private company and its business was that of an investment company providing funds to others in the form of loans or equity interests through September 30, 1994. Through its wholly owned subsidiary, MMAD Industries, Inc.,(MADD) a New York corporation (now named Great American Equity Corporation and referred to hereafter as "GAEC"), it was engaged in the business of arranging and participating in secured loans involving various forms of real estate acquisitions and ventures. Beginning October 1, 1994, the Registrant changed its business strategy and developed a plan to create a financial group of interrelated companies to provide a full range of real estate services.

On March 14, 1995, the Registrant entered into an agreement and plan of Reorganization with a New Mexico corporate holding company and certain of that company's shareholders, which resulted in the Registrant's acquisition of several wholly-owned subsidiaries including Charter Building and Development Corp. (Charter), a residential home building contractor and Hooten-Stahl, Inc.(Hooten/Stahl) a real estate brokerage business. Pursuant to the Reorganization certain of the acquired corporations's shareholders exchanged all of their Common Stock, representing approximately 98% of the outstanding stock, for an aggregate of 82,569 shares of the Registrant's Series A Preferred Stock and 228,859 shares of the Registrant's Series B Preferred Stock. Since the acquisition, the Registrant has conducted its activities through it`s three wholly-owned operating subsidiaries; GAEC, Charter and Hooten/Stahl.

Following the acquisition of Charter and Hooten/Stahl, the Registrant, on February 2, 1996, successfully concluded a public offering of securities, at which time Charter began a marketing effort to obtain agreements with additional builders in the Albuquerque area, to build and market homes under fee arrangements. Charter has secured two such contracts whereby Charter is building homes under the trade name of each of the builders. In addition to a construction fee, Hooten/Stahl has secured an exclusive marketing agreement for the marketing of those Charter built branded homes.

On April 22, 1996, the Registrant announced that it had commenced residential construction lending activity. GAEC entered into a participation agreement with a local bank, which agreement is contemplated to provide an annual residential home construction funding budget of approximately $24 million. As of September 30, 1996, the Registrant and its bank partner had $3,025,400 in outstanding loans and/or funding commitments, of which approximately $965,000 is the Registrant's participation. The Registrant expects to commit approximately $3 million of its funds to this project, while the bank will provide approximately $9 million of matching funds. This kind of loan generally matures within six months and the Registrant anticipates that upon repayment of outstanding loans the funds will be reinvested in the continuation of this lending activity.

Also on April 22, 1996, the Registrant announced that it had entered into a joint venture with its PHS, Inc., subsidiary and CTX Mortgage Company, a full service residential mortgage provider. The joint venture began operations at each of its three Hooten/Stahl branch locations. By October 31, 1996, the joint venture was fully operational and recorded nominal income for the month of September, 1996.

On July 1, 1996, the Registrant acquired all of the outstanding and issued common shares of stock of Amity, Inc., (Amity), an Albuquerque, New Mexico based general contractor specializing in commercial construction, including commercial tenant improvements and residential remodeling. The Registrant exchanged 24,297 shares of its Series D Convertible Preferred Stock, $10.00 per share liquidation value, bearing 3% cumulative dividend, for all of the issued and outstanding Amity shares. The total value of the transaction was $242,970, which was a $100,000 premium in excess of the audited net worth of Amity at June 30, 1996.

Operating Strategy

All of the Registrant's business activities are located in the metropolitan area of Albuquerque, New Mexico. Since the completion of its Initial Public Offering, the Registrant has expanded its lending and construction activities and has added new services to its core of businesses' in a continuing effort to become a one stop source for small to medium size independent home builders and developers who may need to acquire financing, building materials, marketing and sales support.

The Registrant believes that it can capitalize on its operating methods and strategies, which it is formulating in its existing market, for expansion to other geographical areas. For example, the Registrant believes that expansion to other markets may be achieved by its acquisition of either real estate or building companies. Once such a business is acquired, the strategy will be to export to its new market the entire array of business activities of the Registrant.

On a continuing basis, the Registrant has been exploring a variety of acquisition opportunities, consisting of service, product and distribution businesses. The Registrant's acquisition strategy complements the plan of internal growth charted for its existing activities.

Inventory Acquisition and Development

During the fiscal period ended September 30, 1996 the Registrant made several acquisitions of undeveloped land for development of residential home sites. The land purchases were made through joint venture arrangements, whereby the Registrant or one of its subsidiaries became a 50% equity partner in the venture. The Registrant and/or its participating subsidiary, usually provides funding for the joint ventures by arranging primary and subordinate secondary secured land acquisition and development loans. First position secured loans are generally provided by local banks with whom the Registrant has credit facilities, on such terms and conditions as are customary in the geographical market in which the Registrant does business. Subordinate second position, secured loans are generally provided by combination of Registrant funds and outside third party participants. This tier of subordinated debt is generally granted an "Equity Kicker" in the form of additional preferential payments per residential lot sold, in addition to the return of principal and interest. Interest, terms and conditions are customary in the market in which the Registrant does business. The Registrant is almost always requested by the first position lender, (bank) to guarantee the entire debt obligations.

On July 5, 1996, Charter acquired 50 completed building residential home sites, located on the west side of Albuquerque, New Mexico. During fiscal 1996, Charter acquired an additional 40 building sites at that same location, completing a contractual agreement with the developer of the property. The total acquisition value of the 90 residential home sites was $3 million. Only the initial purchase of 50 home sites was financed by bank loans. On July 5, 1996, the Registrant executed a mortgage and promissory note in the amount of $1,100,000, secured by initial acquisition of 50 home sites. The note bears floating interest equal to one percent above the prime rate published in Reserve Statistical Release H. 15. Interest on the note is payable quarterly and principal is reduced by the payment of a lot release provision. The maturity of the note is January 5, 1997, which may be extended for one additional year subject to payment by the Registrant of a fee equal to one percent of the then outstanding principal balance of the note.

On February 12, 1996 the Registrant acquired 25 completed building residential home sites located in the Northeast quadrant of Albuquerque, Registrant executed a mortgage and promissory note in the amount of $696,000, secured by the acquired property. The note bears floating interest equal to one and one-half percent above the prime rate of interest published in Federal Reserve Statistical Release H.15. Interest on the note is payable quarterly and principal is reduced by the payment of a lot release provision. The maturity of the note is February 12, 1997, which may be extended for one additional year, subject to payment by the Registrant of a fee equal to one percent of the then outstanding principal balance of the note.

On June 26, 1996, the Registrant purchased from a bank with whom the Registrant has a banking relationship, a mortgage and note representing an outstanding indebtedness of a real estate joint venture in which Charter is a 50% joint venturer. The original balance of the note was $1,050,000, dated February 23, 1995, which matured on February 23, 1996. The Bank and Borrower had been negotiating a renewal of the note on terms acceptable to both parties. A mutually agreeable renewal of the note was not consummated, and the Registrant acquired the note from the bank. The Registrant agreed to extend the indebtedness to the Joint Venture to February 23, 1997. The note is not subject to any default provisions and is performing as expected.

On July 29, 1996, Charter, entered into a joint venture agreement, (Success Venture), in which Charter became a 50% joint venturer. The joint venture acquired 19.4839 acres of undeveloped land, located in the Northeast quadrant of Albuquerque, New Mexico, for the purpose of developing 85 residential home sites. The purchase price of the undeveloped land was $2,825,165. The land purchase and funds required to fully develop the property were borrowed from a bank and from the seller of the property. On September 3, 1996, the Registrant executed a first mortgage and note on the property in the amount of $2,500,000. The note bears floating interest equal to one percent above the prime rate of interest of Chase Manhattan Bank of New York. Interest on the note is payable quarterly and principal is reduced by the payment of a lot release provision. The maturity of the note is December 3, 1998. On September 3, 1996, the Registrant executed a second mortgage and note on the property in the amount of $1,555,699. The second mortgage note bears floating interest equal to one percent above the prime rate of interest of Chase Manhattan Bank of New York. Interest on the note is payable quarterly and principal is reduced by the payment of a lot release provision. The maturity of the second mortgage note is also December 3, 1998.

As of December 15, 1996, the Registrant owned or controlled through various joint venture arrangements, over 335 developed or currently under development, home sites within the Albuquerque, New Mexico metropolitan area. Inventory of home sites controlled by the Registrant, are utilized by Charter and are also available for sale to home builders and individuals.

Hooten/Stahl currently represents approximately 45 independent home custom builders in an exclusive marketing arrangement. These builders are part of a "Builders Group" within the Hooten/Stahl client base. Any of the builders in the "Builders Group" may draw on the available building site inventory controlled by the Registrant. In addition, any independent builder within the "Builders Group" may secure residential construction loans from the Registrant's GAEC lending subsidiary.

Competition and Market Factors

Each of the Registrant's subsidiaries competes principally on the basis of reputation in the community in which it serves. However, the Registrant competes in a highly competitive environment typical of all real estate dependent companies. All of the Registrant's subsidiaries compete with companies, nearly all of which have greater financial resources than the Registrant. It is for that reason that the Registrant has undertaken to form strategic alliances with other companies with greater financial resources and expertise.

The Registrant believes that the host of services it currently offers will appeal to small and medium size builders and developers. Since its Initial Public Offering, Hooten/Stahl has nearly doubled the number of independent custom builders in its "Builder Group". The ability of the Registrant to expand its business is due in part to the addition of new capital from the public securities offering.

The real estate industry, and the Registrant's business, is cyclical and is affected by consumer confidence levels, prevailing economic conditions and interest rates. Other factors effecting business include increases in construction costs, increases in costs associated with home ownership such as property taxes, changes in consumer preferences and demographic trends. The Registrant believes that its strategy of vertical integration will allow it to remain profitable during downturns in the cycle and to build a dominance in its market during such times, however, there can be no assurance that this strategy will be successful.

Employees

As of September 30, 1996, the Registrant, including its subsidiaries, had 94 full and part time salaried employees. They were employed as follows: Realco, 9 full-time: Charter, 9 full-time and 5 part-time; Amity, 16 full-time and 1 part-time, and Hooten/Stahl, 33 full-time and 21 part-time. In addition, Hooten/Stahl has approximately 142 sales associates who are independent contractors. Charter and Amity normally hire independent subcontractors to provide the skilled labor needed to construct their projects.

ITEM 2: DESCRIPTION OF PROPERTIES

The Registrant leases, on a month to month basis, approximately 3,000 square feet of office space at $500 per month for its executive offices. Mr. James A. Arias, the Registrant's President, is a part owner of the building in which the executive offices are located.

The Registrant leases space for three real estate brokerage offices, Charter and Amity construction subsidiaries, all located within the Albuquerque, New Mexico metropolitan area. Leases include space ranging from 2,100 square feet to 13,900 square feet at monthly rental costs ranging from $2,100 per month to $13,900 per month. One lease is with the Registrant's Executive Vice President and Chairman of Hooten/Stahl, Mr. Bill E. Hooten. Prior to entering into the lease with Mr. Hooten, the Registrant acquired an independent determination of fairness and reasonableness of the lease and its annual rental of $103,250. The lease with Mr. Hooten expires on January 31, 1997, and the Registrant anticipates that it will be renewed for a comparable period and at a comparable rental.

ITEM 3: LEGAL PROCEEDINGS

The Registrant is subject to certain legal claims from time to time and is involved in litigation that has arisen in the ordinary course of its business. It is the Registrant's opinion that it either has adequate legal defenses to such claims or that any liability that might be incurred due to such claims will not, in the aggregate, exceed the limits of the Registrant's insurance policies or otherwise result in any material adverse effect on the Registrant's operations or financial position.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1996.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant's common stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol RLCO. The Registrant's common stock was not traded until the conclusion of the initial public offering of the common stock in February, 1996. The following table sets forth from February, 1996 through September 30, 1996, the range of the high and low last reported sale prices as reported by NASDAQ. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not reflect actual transactions.

Stock Quotations:

                                    High           Low
                                    ----           ---
     Fiscal 1996
          First Quarter             N/A
          Second Quarter             6            4 5/8
          Third Quarter            5 3/4          5 3/8
          Fourth Quarter             4            3 1/8

On December 16, 1996, the last sale price for the common stock, as reported by NASDAQ, was $3.00 per share. As of December 20, 1996, there were approximately 700 beneficial holders of the common stock.

The transfer Agent for the Registrant's Common Stock is American Stock Transfer & Trust Registrant, 40 Wall Street, New York City, New York 10005, telephone:
(718) 921-8275.

The Registrant has not paid any dividends on its Common Stock since its initial public offering in February, 1996 and expects that for the foreseeable future it will follow a policy of retaining earnings in order to finance the continued development of its business. Payment of dividends is within the discretion of the Registrant's Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of the Registrant, among other factors.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The Registrant's revenues are generated through commercial and residential real estate brokerage services, general residential and commercial construction sales, and various financing activities.

The historical financial information for the twelve months ended September 30, 1996, is not comparable to the twelve months ended September 30, 1995, because in March, 1995, the Registrant changed its business with the acquisition of its real estate brokerage services and general residential home construction businesses. Revenues for the Registrant prior to the acquisition in March 1995, were generated through various financing activities in which the Registrant has been continuously involved since its inception in 1983. Since March, 1995, the Registrant's operating results have included the operating results of the acquired businesses.

Results of Operations

Construction and lot sales increased by $4,955,083 to $12,812,009 in 1996, an increase of 63% over 1995. Housing demand for new construction for the fiscal period ended September 30, 1996, was slightly lower than for the period ended September 30, 1995. Overall, construction and lot sales was 53% of revenues in 1996 as compared to 57% of total revenues in 1995. The increase in revenue was primarily due to the recognition of a full twelve months of operation during 1996, verses recognition of seven months of operations during the fiscal period ended September 30, 1995.

Revenues from brokerage commissions and fees increased by $4,811,013 to $10,485,508 in 1996, an increase of 85% over 1995. This increase was primarily a result of an increased marketing campaign which was began in 1995 and continued through 1996, the recognition of a full twelve months of operation during 1996, verses recognition of seven months of operations during the fiscal period ended September 30, 1995.

Revenues from equity in net earnings of companies in which the Registrant has invested increased by $200,487 to $270,984 in 1996, an increase of 284% over 1995. Earnings attributed to land development joint ventures increased by $176,112 to $203,361 in 1996, an increase of 645% over 1995. There was also an increase in net earnings from the Registrant's equity earnings in First American Title Company of New Mexico and other miscellaneous investments of $24,375 in 1996. These increases were primarily due to the recognition of a full twelve months of operation during 1996, verses recognition of seven months of operations during 1995.

Gross profit from the Registrant's construction and lot sales, increased $585,456 to $1,124,745 in 1996, a net increase of 109% over 1995. Gross profit percentage increased from 6.9% in 1995 to 8.8% in 1996. This increase in gross profit percentage in 1996, resulted primarily from the Registrant's increased inventory of speculative ("spec") homes. The Registrant expanded its spec home and lot inventory in anticipation of sales demand. Changes in typical price ranges for single family residential housing moved down slightly during 1996, causing longer delays between the completion of construction and sale of spec homes. The increase in the holding period of the spec inventory was offset by increased margins which were the result of continuously re-engineering home building plans with a view towards reducing costs. The Registrant has been replacing sold spec homes with new spec homes priced to sell at prices which are currently influencing market conditions. The Registrant believes that its marketing strategy to quickly satisfy changing housing trends and buyer demands will preserve the continuity of new home construction revenues, however, there can be no assurances that such measures will be successful.

The Registrant's gross margin from brokerage commissions and fees increased $1,468,033 to $3,076,303 in 1996, an increase of 91.3%. Gross profit percentage increased from 28.3% in 1995 to 29.3% in 1996. The primary factor which contributed to the increase was greater gross revenue in 1996 compared to 1995 and a smaller increase in the cost of brokerage revenue for 1996 compared to 1995. The Registrant has undertaken a review of all brokerage expenses to improve the gross margin during 1997.

Selling, general and administrative expenses increased by 77% to $4,220,119 in 1996 from $2,384,385 in 1995. This increase is primarily due to the following factors. The Registrant experienced additional costs associated with its public offering, related ongoing general and administrative costs and the recognition of a full twelve months of operations during 1996, verses recognition of seven months of operations during the fiscal period ended September 30, 1995.

Depreciation and amortization expense was $360,572 in 1996 as compared to $138,665 in 1995. The increase was primarily due to the following factors. Consolidation of the March 1, 1995 acquisition increased the Registrant's depreciation base, increasing the amount of amortization and the recognition of a full twelve months of operation during 1996, verses recognition of seven months of operations during 1995.

Interest expense was $423,340 in 1996 as compared to $27,041 in 1995. The Registrant capitalizes certain interest costs for land development and home construction and includes such capitalized interest in the cost of the home. The increase in interest expense for 1996 was primarily attributable to interest associated with the $5,750,000 of 9.5% Subordinated Notes issued as part of the public offering of the Registrant's securities.

Net income before preferred stock dividend requirement for 1996 was $132,142 compared to a loss of $49,820 for 1995. Increase in net income was a result of a combination of all the factors discussed previously.

The Registrant is subject to a dividend requirement on preferred stock issued to stockholders of acquired businesses as previously discussed. The Registrant's 9.50% Subordinated Notes contain restrictions on the ability of the Registrant to issue dividends. As of September 30, 1996, $66,071 was available for payments of dividends under the terms of the 9.50% Subordinated Notes. On February 28, 1996, the Registrant paid a dividend to holders of Series A, 6%, Convertible Preferred Stock, of $49,541. All other dividends payable to holders of Series A. Series B and Series D Preferred Stock have not been paid, and under the terms of its Preferred Stock agreements, such dividends will continue to accumulate until paid.

Liquidity and Capital Resources

In February, 1996, the Registrant publicly sold one million common shares of its common stock at $7.00 per share and 5,750 Units consisting of $1,000 in principal amount of a 9.5% Subordinated Sinking Fund Note and 120 Warrants To purchase 120 shares of common Stock. The Registrant received net proceeds from the sale of approximately $11,250,000.

The Registrant's principal sources of liquidity are cash flow from operating activities, bank borrowings under both term and revolving credit facilities and approximately $4,480,880 of the Registrant's unrestricted cash and cash equivalents. At September 30, 1996, the Registrant had approximately $10 million revolving interim construction and inventory lines of credit with various banks. In addition, the Registrant is in the process of renewing approximately $6 million of expired commitments with two banks with whom the Registrant has long standing relationships.

The Registrant believes that the cash flow from its operations, available bank credit lines and its unrestricted cash balance, will sustain its current operations and anticipated internal growth during fiscal 1997.

Inflation and Effects of Changing prices

Almost all aspects of the Registrant's operations are affected by inflation, which can cause increases in the price of land, raw materials, subcontract labor, cost of capital and affordable availability of capital to fund the various business activities of the Registrant. Inflation may result in lower gross profits and reduction in revenues from each of the Registrant's activities. The Registrant believes that the vertical integration strategy which it is pursuing, will provide some insulation from cyclical and inflationary pressures. The Registrant believes in its ability to capture a variety of profit opportunities by making available a broad assortment of its products and services to the niche market it has identified, however, there are no assurances that the Registrant will succeed, should it actually experience such a cyclical or inflationary period.

ITEM 7: FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants


The Shareholders
Realco, Inc.

We have audited the accompanying consolidated balance sheets of Realco, Inc. and Subsidiaries, as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Realco, Inc. and Subsidiaries, as of September 30, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note N to the consolidated financial statements, the Company changed its method of accounting for certain investments in debt and equity securities in 1995.



                                                              GRANT THORNTON LLP

Oklahoma City, Oklahoma
November 15, 1996


                         Realco, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                 September 30,


                                                          1996           1995
                                                      -----------    -----------

ASSETS
  Cash and cash equivalents ......................    $ 4,480,880    $   642,829
  Restricted cash ................................        486,559        483,144
  Securities available for sale ..................        188,435        225,935
  Accounts and notes receivable (note E) .........      3,718,826        872,927
  Inventories (note B) ...........................     10,321,533      6,265,812
  Costs and estimated earnings in excess of
    billings on uncompleted contracts (note C) ...        307,433           --
  Property and equipment, net (note F) ...........        795,816        819,846
  Investments - equity method (note D) ...........        895,596        720,760
  Deferred income taxes (note H) .................         87,734         59,230
  Other assets ...................................      1,325,108        690,826
                                                      -----------    -----------

                                                      $22,607,920    $10,781,309
                                                      ===========    ===========

LIABILITIES
  Notes payable (note G) .........................    $ 5,627,240    $   176,002
  Lease obligations (note I) .....................        187,535        275,371
  Construction advances and notes payable,
    collateralized by inventories (note G) .......      3,389,012      4,078,804
  Accounts payable and accrued liabilities .......      1,784,917      1,393,401
  Escrow funds held for others ...................        486,559        483,144
                                                      -----------    -----------

             Total liabilities ...................     11,475,263      6,406,722

STOCKHOLDERS' EQUITY (note P)
   Series A preferred stock - authorized,
     83,000 shares; issued and
     outstanding, 82,569 shares in 1996
     and 1995, stated at liquidation value .......        825,690        825,690
   Series B preferred stock - authorized,
     230,000 shares; issued and outstanding,
     217,859 shares in 1996 and 222,859
     shares in 1995, stated at liquidation
     value .......................................      2,178,590      2,228,590
   Series C preferred stock - authorized,
     80,000 shares; issued and outstanding,
     none ........................................           --             --
   Series D preferred stock - authorized,
     24,297 shares; issued and outstanding,
     24,297 shares in 1996, stated at
     liquidation value ...........................        242,970           --
   Common stock - no par value; authorized,
     6,000,000 shares; issued and
     outstanding, 2,845,000 shares in 1996
     and 1,845,000 shares in 1995 ................      7,712,461      1,229,750
   Retained earnings .............................        165,588         82,987
   Unrealized gains on available-for-sale
     securities, net of taxes ....................          7,358          7,570
                                                      -----------    -----------
                                                       11,132,657      4,374,587
                                                      -----------    -----------

                                                      $22,607,920    $10,781,309
                                                      ===========    ===========

        The accompanying notes are an integral part of these statements.


                         Realco, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            Year ended September 30,


                                                         1996           1995
                                                    ------------   ------------

REVENUES
  Brokerage commissions and fees ................   $ 10,485,508   $  5,674,495
  Construction sales ............................     11,807,150      7,573,124
  Sales of developed lots .......................      1,004,859        283,802
  Equity in net earnings of investees (note D) ..        270,984         70,497
  Interest and other, net .......................        688,141        206,828
                                                    ------------   ------------
                                                      24,256,642     13,808,746

COSTS AND EXPENSES
  Cost of brokerage revenue .....................      7,409,205      4,066,225
  Cost of construction sales ....................     10,672,952      7,025,070
  Cost of developed lots sold ...................      1,014,312        292,567
  Selling, general, administrative, and other ...      4,220,119      2,384,385
  Depreciation and amortization .................        360,572        138,665
  Interest ......................................        423,340         27,041
                                                    ------------   ------------
                                                      24,100,500     13,933,953
                                                    ------------   ------------
             Earnings (loss) before income
               taxes and cumulative effect
               of change in accounting principle         156,142       (125,207)

INCOME TAX (BENEFIT) EXPENSE (note H) ...........         24,000        (59,517)
                                                    ------------   ------------
             Earnings (loss) before cumulative
               effect of change in accounting
               principle ........................        132,142        (65,690)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
        PRINCIPLE (note N) ......................           --          (15,870)
                                                    ------------   ------------

             NET EARNINGS (LOSS) ................        132,142        (49,820)

PREFERRED STOCK DIVIDEND REQUIREMENT ............        117,846         64,100
                                                    ------------   ------------

             NET EARNINGS (LOSS) APPLICABLE TO
               COMMON SHARES ....................   $     14,296   $   (113,920)
                                                    ============   ============
EARNINGS (LOSS) PER COMMON SHARE
  Earnings (loss) before cumulative effect of
    change in accounting principle and preferred
    stock dividend requirement ..................   $        .05   $       (.04)
  Cumulative effect of change in accounting
    principle ...................................           --              .01
                                                    ------------   ------------

  Net earnings (loss) per common share before
    preferred stock dividend requirement ........   $        .05   $       (.03)
                                                    ============   ============
  Net earnings (loss) per common share after
    preferred stock dividend requirement ........   $        .01   $       (.06)
                                                    ============   ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ......      2,498,005      1,845,000
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                          Realco, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    Years ended September 30, 1996 and 1995
                                                                                                         Unrealized
                                                                                                            gains
                                                                                                         (losses)on
                                     Series A     Series B       Series D                                 available
                                     preferred    preferred      preferred                                 for sale       Total
                                     stock  6%    stock 3%       stock 3%        Common      Retained     securities,  stockholders'
                                    cumulative   cumulative     cumulative       stock       earnings     net of tax      equity
                                   -----------   -----------    ----------   -----------    ----------    ----------   ------------
Balance at October 1, 1994 .....   $     --      $      --      $     --     $ 1,230,750    $  132,807    $    --      $  1,363,557

Effect of accounting change,
  net of taxes of $32,423
  (note N) .....................         --             --            --            --            --        (48,634)        (48,634)

Purchase of 185,000 shares
  of common stock ..............         --             --            --        (147,250)         --           --          (147,250)

Sale of 185,000 shares of
  common stock .................         --             --            --         146,250          --           --           146,250

Issuance of Series A preferred
  stock in business acquisition
  (note K) .....................      825,690           --            --            --            --           --           825,690

Issuance of Series B preferred
  stock in business acquisition
  (note K) .....................         --        2,288,590          --            --            --           --         2,288,590

Retirement of Series B
  preferred stock ..............         --          (60,000)         --            --            --           --           (60,000)

Change in unrealized gains
  (losses) on available-for-sale
  securities, net of taxes of
  $37,469                                --             --            --            --            --         56,204          56,204

Net loss .......................         --             --            --            --         (49,820)        --           (49,820)
                                   ----------     ----------    ----------   -----------    ----------    ---------    ------------

Balance at September 30, 1995 ..      825,690      2,228,590          --       1,229,750        82,987        7,570       4,374,587

Sale of common stock ...........         --             --            --       6,178,174          --           --         6,178,174

Sale of common stock warrants ..         --             --            --         304,537          --           --           304,537

Issuance of Series D preferred
  stock in business acquisition
  (Note K) .....................         --             --         242,970          --            --           --           242,970

Retirement of Series B
  preferred stock ..............         --         (50,000)          --            --            --           --           (50,000)

Change in unrealized gains on
  available-for-sale securities,
  net of taxes of $304 .........         --            --             --            --            --           (212)           (212)

Dividends paid on Series A
  preferred stock ..............         --            --             --            --         (49,541)        --           (49,541)

Net earnings ...................         --            --             --            --         132,142         --           132,142
                                   ----------   -----------     ----------   -----------    ----------    ---------    ------------

Balance at September 30, 1996 ..   $  825,690   $ 2,178,590     $  242,970   $ 7,712,461    $  165,588    $   7,358    $ 11,132,657
                                   ==========   ===========     ==========   ===========    ==========    =========    ============

         The accompanying notes are an integral part of this statement.

                          Realco, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year ended September 30,
                                                                           1996            1995
                                                                      ------------    ------------
Cash flows from operating activities
  Net earnings (loss) .............................................   $    132,142    $    (49,820)
  Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
      Depreciation and amortization ...............................        360,572         138,665
      Accretion of discount on notes payable ......................         36,823            --
      Distributions from investees in excess of net earnings (net
        earnings in excess of distributions) ......................       (112,248)        154,503
      (Gain) loss on sale of securities available for sale ........        (80,296)            591
      Cumulative effect of change in accounting principle .........           --           (15,870)
      Changes in operating assets and liabilities
        (Increase) decrease in restricted cash ....................         (3,415)          6,612
        Increase in accounts receivable ...........................       (399,562)        (40,911)
        (Increase) decrease in inventories ........................     (3,924,721)      1,877,481
        Decrease in net billings related to costs and estimated
          earnings on uncompleted contracts .......................         41,886            --
        (Increase) decrease in other assets .......................         56,417        (113,224)
        Decrease in accounts payable and accrued liabilities ......        (10,551)       (111,067)
        Increase (decrease) in escrow funds held for others .......          3,415        (559,991)
        Increase in deferred tax asset ............................        (38,255)        (27,600)
                                                                      ------------    ------------

          Net cash provided by (used in) operating activities .....     (3,937,793)      1,259,369

Cash flows from investing activities
  Purchases of property and equipment .............................       (208,487)       (215,504)
  Advances on notes receivable ....................................     (3,059,185)           --
  Receipts on notes receivable ....................................        580,556         136,190
  Proceeds from sale of securities available for sale .............        147,280          17,408
  Purchase of securities available for sale .......................        (30,000)        (43,013)
  Purchase of investments - equity method .........................        (62,588)           --
  Cash acquired in business acquisition ...........................         71,159         469,933
                                                                      ------------    ------------

          Net cash provided by (used in) investing activities .....     (2,561,265)        365,014

Cash flows from financing activities
  Construction advances and notes payable, net ....................       (689,792)     (2,095,896)
  Proceeds from borrowings under revolving and long-term debt .....      4,709,491          66,655
  Payments on revolving, capital lease, and long-term debt ........       (115,760)        (64,847)
  Sale of common stock ............................................      6,178,174         146,250
  Sale of common stock warrants ...................................        304,537            --
  Dividends paid on preferred stock ...............................        (49,541)           --
  Purchase of common stock ........................................           --          (147,250)
                                                                      ------------    ------------

          Net cash provided by (used in) financing activities .....     10,337,109      (2,095,088)
                                                                      ------------    ------------

          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....      3,838,051        (470,705)

Cash and cash equivalents at beginning of year ....................        642,829       1,113,534
                                                                      ------------    ------------

Cash and cash equivalents at end of year ..........................   $  4,480,880    $    642,829
                                                                      ============    ============
Cash paid during the year for:

        Income taxes ..............................................   $      3,700    $    242,000
        Interest ..................................................        664,000         255,000

Noncash financing and investing activities:

In 1996, the Company acquired all of the common stock of Amity, Inc. in exchange for the issuance of 24,297 shares of Series D preferred stock. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired, including cash of $71,159 ........     $ 726,052
Preferred stock issued for assets of Amity, Inc. ................      (242,970)
                                                                      ---------

        Liabilities assumed .....................................     $ 483,082
                                                                      =========

The Company exchanged a $50,000 note receivable for 5,000 shares of Series B preferred stock in 1996 and a $60,000 note receivable for 6,000 shares of Series B preferred stock in 1995.

In 1995, the Company acquired substantially all of the common stock of Old Realco in exchange for the issuance of 82,569 shares of Series A and 228,859 shares of Series B preferred stock. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired, including cash of $469,933 .....    $ 11,697,042
Preferred stock issued for assets of Old Realco ...............      (3,114,280)
                                                                   ------------

        Liabilities assumed ...................................    $  8,582,762
                                                                   ============

        The accompanying notes are an integral part of these statements.


                          Realco, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 1996 and 1995


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Realco, Inc. (the "Company"), a New Mexico corporation, has operations, since the acquisition of its current business effective March 1, 1995, which include single-family home construction; real estate brokerage sales through a franchise from Prudential Real Estate Affiliates, Inc.; joint ventures for building lot development; and, to a lesser extent, commercial construction and financial services. Its operations and activities are primarily in the vicinity of Albuquerque, New Mexico and its customers are also in this area.

Realco, Inc. and Subsidiaries is comprised of Realco, Inc. and the following wholly owned subsidiaries: Hooten/Stahl, Inc., Charter Building & Development Corporation, Hooten/Stahl Commercial Investment, Inc., PHS, Inc., Home Equity & Guaranty Corporation, Great American Equity Corporation, Towne Park, Inc., and Amity, Inc. ("Amity").

In February, 1996, the Company completed the sale in an initial public offering of 1,000,000 shares of common stock, $5,750,000 subordinated sinking fund notes, and 690,000 common stock purchase warrants to purchase Company common stock at $8.40 per share. The common stock was issued for approximately $6,178,000, net of offering expenses of approximately $822,000. The subordinated sinking fund notes were issued for approximately $4,770,000, net of offering costs and discounts of approximately $980,000. The common stock purchase warrants which became immediately exercisable upon closing of the offering were allocated a portion of proceeds based upon estimated fair value of approximately $304,000, net of approximately $41,000 offering costs, and remain outstanding at September 30, 1996. Offering proceeds were used to repay borrowings under construction loans, acquire residential building sites, fund advances under notes, and provide working capital.

The Company's accounting policies reflect industry practices and conform to generally accepted accounting principles. The more significant policies are briefly discussed below.

1.      Principles of Consolidation
        ---------------------------

The consolidated  financial  statements include the accounts of Realco, Inc. and
its  wholly  owned  subsidiaries.   All  material   intercompany   accounts  and
transactions have been eliminated in consolidation.

2.      Revenue Recognition and Provision for Warranty Claims
        -----------------------------------------------------

The Company constructs single-family homes of short building duration for which minimal deposits are generally required from the buyer. Revenue is recognized upon closing. Estimated warranty costs are provided at the time of sale.

Revenues from significant commercial construction contracts are recognized on the percentage-of-completion method; accordingly, income is recognized in the ratio that costs incurred bear to estimated total costs. The aggregate of costs incurred and income recognized on uncompleted contracts in excess of related billings is shown as an asset, and the aggregate billings on uncompleted contracts in excess of related costs incurred and income recognized is shown as a liability. Certain short-term smaller commercial construction contracts are accounted for on the completed-contract method, which does not vary significantly from the percentage-of-completion basis of accounting. Contract costs include all direct material, subcontractor, supplies, and labor costs and those indirect costs relating to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability, and final contract settlements may result in revisions to cost and income and are recognized in the period in which the revisions are determined.

Brokerage commissions and fees earned from real estate brokerage services are recognized at the time of closing on the underlying real estate sales contracts.

3.      Cash, Cash Equivalents, and Restricted Cash
        -------------------------------------------

The Company considers money market accounts and all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in accounts which may not be federally insured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk. Included in cash and cash equivalents at September 30, 1996 is approximately $1,025,000 in a single money market fund and approximately $1,057,000 in a savings account at a single financial institution.

In the ordinary course of operations, the Company collects and holds in escrow funds associated with real estate contract deposits, construction sales contract deposits, and other escrowed funds. These balances are reflected as restricted cash with a corresponding liability.

4.      Accounts and Notes Receivable
        -----------------------------

The Company reviews accounts and notes receivable for collectibility and provides reserves on specific accounts based upon whether the Company believes that the collection of a specific account is questionable. No allowance was required at September 30, 1996 and 1995. The Company provides credit to its customers under ordinary trade terms. Receivables for real estate contracts are generally collateralized by the real estate.

5.      Inventories
        -----------

Inventories are carried at the lower of cost or estimated net realizable value and include all acquisition costs, direct labor and benefits, project interest, materials unique to or installed in the project, subcontractor cost, and a proportional overhead allocation charge.

6.      Property and Equipment
        ----------------------

Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives of three to ten years using straight-line and accelerated methods.

Assets acquired under capital leases are recorded at the lower of fair market value or the present value of future minimum lease payments. These leases are amortized on the straight-line method over the lesser of the primary lease term or estimated economic lives.

7.      Income Taxes
        ------------

Deferred income taxes are provided on temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in taxable or deductible amounts in future years. Deferred income tax assets or liabilities are determined by applying the presently enacted tax rates and laws.

The Company and its subsidiaries file consolidated income tax returns.

8.      Earnings (Loss) Per Common Share
        --------------------------------

Earnings (loss) per common share has been computed on the basis of the weighted average shares outstanding during the year. The series preferred stock and common stock warrants are common stock equivalents; however, they are antidilutive and are not included in the per share computations.

9.      Investments
        -----------

Investments in affiliated companies and joint ventures owned 20% to 50% are accounted for on the equity method. Accordingly, the consolidated statements of operations include the Company's share of the affiliated entities' net earnings.

Available-for-sale securities are carried at fair value with the unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity, net of tax effects. Prior to 1995, such investments were carried at fair value with unrealized gains and losses included in earnings (see Note N).

10.     Intangible Assets
        -----------------

Cost in excess of net assets of businesses acquired included in other assets is being amortized using the straight-line method over twenty years.

The Company assesses the recoverability of cost in excess of net assets of businesses acquired by determining whether the amortization of the asset balance over its remaining life can be recovered through the undiscounted future operating cash flows of the acquired operation. The amount of the impairment, if any, is measured based on projected discounted future operating cash flows. The Company believes that no impairment has occurred and that no reduction in the estimated useful life is warranted.

11.     Use of Estimates
        ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

12.     Recently Issued Accounting Pronouncement
        ----------------------------------------

In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets for which disposal is expected. The Company will adopt SFAS No. 121 in the first quarter of 1997; however, the effect of adoption has not been determined.


13.     Reclassifications
        -----------------

Certain reclassifications have been made to the 1995 consolidated financial statements to correspond with the 1996 presentation.

NOTE B - INVENTORIES

During the years ended September 30, 1996 and 1995, the Company incurred and capitalized approximately $301,000 and $228,000, respectively, of interest costs. Capitalized interest costs charged to cost of construction sales were approximately $323,000 and $256,000 for the years ended September 30, 1996 and 1995, respectively.

Inventories consist of the following:

                                                         1996            1995
                                                     -----------     -----------

Land and improvements under development ........     $ 5,464,200     $ 3,134,735
Houses in progress .............................       3,598,516       1,683,570
Model homes ....................................       1,258,817       1,447,507
                                                     -----------     -----------
                                                     $10,321,533     $ 6,265,812
                                                     ===========     ===========

Houses in progress include homes under contract of approximately $1,174,000 and $1,225,000 at September 30, 1996 and 1995, respectively.

NOTE C - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The following is a summary of significant commercial construction contracts accounted for on the percentage-of-completion method as of September 30, 1996. There were no contracts accounted for on the percentage-of-completion method as of September 30, 1995.

Costs incurred on uncompleted contracts .....................         $2,988,084
Estimated earnings ..........................................             36,134
                                                                      ----------
                                                                       3,024,218
   Less billings to date ....................................          2,716,785
                                                                      ----------
Costs and estimated earnings in excess of
  billings on uncompleted contracts .........................         $  307,433
                                                                      ==========


NOTE D - INVESTMENTS

The following is a summary of investments carried on the equity method as of September 30:

                                                            1996          1995
                                                          --------      --------

First American Title Company of New Mexico,
  20% stockholder interest .........................      $144,002      $256,659
Village Joint Venture ..............................       306,502       159,635
Stonehenge at High Resort Joint Venture ............       294,410       188,337
Success Venture ....................................           100          --
Other ..............................................       150,582       116,129
                                                          --------      --------

                                                          $895,596      $720,760
                                                          ========      ========

The Company is participating in three development projects, each under a separate joint venture agreement. The Company's liability is joint and several for each of the joint ventures. The Company's 50% share in the operations of certain joint ventures is adjusted for preferential rights of the managing joint venturers and is reported on the equity method in the accompanying consolidated financial statements.

Village Joint Venture was formed in March, 1992 and Stonehenge at High Resort Joint Venture was formed in May, 1993. Each was formed with Boyle Development Company, managing general venturer. Success Venture was formed in July, 1996 with Mesa Verde Development Corporation. These joint ventures were formed for the purpose of acquisition, development, and sale or other disposition of specific parcels of land.

Summarized financial information of First American Title Company of New Mexico is as follows as of and for the year ended September 30, 1996 and the seven-month period ended September 30, 1995:

                                                    1996                 1995
                                                 ----------           ----------

Cash .................................           $  658,776           $  709,539
Other assets .........................            8,167,839            5,248,604
                                                 ----------           ----------

                                                 $8,826,615           $5,958,143
                                                 ==========           ==========



Liabilities ..........................           $8,106,606           $4,674,848
Equity ...............................              720,009            1,283,295
                                                 ----------           ----------
                                                 $8,826,615           $5,958,143
                                                 ==========           ==========

Revenue earned .......................           $4,155,923           $2,450,769
                                                 ==========           ==========

Net earnings .........................           $  331,843           $  196,770
                                                 ==========           ==========

Summarized financial information of joint ventures is as follows as of and for the year ended September 30, 1996 and the seven-month period ended September 30, 1995:

                                                          1996           1995
                                                       ----------     ----------

Cash .............................................     $   45,387     $  103,828
Other assets, primarily land and improvements
   under development .............................      5,665,952      3,326,282
                                                       ----------     ----------

                                                       $5,711,339     $3,430,110
                                                       ==========     ==========

 Liabilities .....................................     $4,509,316     $2,743,167
 Equity ..........................................      1,202,023        686,943
                                                       ----------     ----------
                                                       $5,711,339     $3,430,110
                                                       ==========     ==========

 Revenue earned ..................................     $2,359,312     $  393,007
                                                       ==========     ==========

 Net earnings ....................................     $  606,631     $  209,385
                                                       ==========     ==========


NOTE E - ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable include the following at September 30:

                                                            1996         1995
                                                         ----------   ----------

Land  development  financing  to an  affiliate,
collateralized  by certain real estate and a
limited  guaranty of the  borrowers,  interest
due monthly at 8.5%,principal due as developed
lots are sold through July, 1998 .....................   $  972,292   $  218,707

Land development financing to an affiliate,
collateralized by certain real estate and a
limited guaranty of the borrowers, interest
due monthly at 9.75%, principal due as lots
are sold through February, 1997 ......................      426,015         --

Residential construction advances to various
builders subordinate to the interest of a bank
under a participation agreement, collateralized
by certain real estate and homes under construction,
interest due monthly at Chase Manhattan prime plus
1% (9.25% at September 30, 1996), principal due as
homes are sold, up to a nine-month term with three-
month renewals considered ............................      844,256         --

Notes receivable from various real estate agents,
collateralized by computer equipment, payable in
monthly installments aggregating approximately
$8,100, including interest at 10%, with maturity
dates through September, 1999 ........................      218,747         --

Notes receivable, collateralized by real estate,
interest due monthly at 9%, principal payable as
lots are sold through January, 1997 ..................      118,000         --

Notes receivable, collateralized by real estate,
payable in monthly installments of $1,275,
including interest at 8%, with outstanding
principal due May, 1997 ..............................      173,398         --

Uncollateralized note receivable from the
Company's executive vice president
(a stockholder), interest due annually at 6%,
principal due June, 1997 .............................       50,000      100,000

Other advances and receivables .......................      916,118      554,220
                                                         ----------   ----------

                                                         $3,718,826   $  872,927
                                                         ==========   ==========


NOTE F - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30:

                                                           1996          1995
                                                        ----------    ----------

Office equipment, furniture, and fixtures ..........    $  997,702    $  778,422
Leasehold improvements .............................       114,948       107,400
Automobiles and equipment ..........................       109,052        73,122
                                                        ----------    ----------
                                                         1,221,702       958,944
Less accumulated depreciation and amortization .....       425,886       139,098
                                                        ----------    ----------

                                                        $  795,816    $  819,846
                                                        ==========    ==========

NOTE G - DEBT

Debt consisted of the following at September 30:

                                                           1996          1995
                                                        ----------    ----------

Subordinated sinking fund notes, $5,750,000
face amount, 9.5% interest payable annually,
 principal payable at various dates through
December, 2003 (less $280,577 unamortized
discount based on imputed interest rate of
10.5%) (A) .........................................    $5,469,423    $     --

Construction advances, collateralized by
 inventories (B) ...................................     1,220,512     2,077,025

Notes payable, collateralized by inventories (C) ...     2,168,500     2,001,779

Revolving line of credit with Norwest Bank,
interest payable monthly at 1.5% over the bank's
prime rate, principal payable March, 1997 ..........       100,000       100,000

Other notes payable ................................        57,817        76,002
                                                        ----------    ----------

                                                        $9,016,252    $4,254,806
                                                        ==========    ==========

(A) Subordinated sinking fund notes are subject to various covenants, the most restrictive of which include minimum net worth requirements, limitations on dividends, and limitations on debt.

(B) Construction advances collateralized by inventories include $497,388 ($1,172,545 at September 30, 1995) advanced under various interim construction lines of credit which total $2,000,000. Each home built under these lines of credit requires a separate construction loan bearing interest at the bank's prime rate plus 1% (9.25% at September 30, 1996 and 8.25% at September 30,
1995).  Construction  advances also include $412,290  ($773,207 at September 30,
1995) advanced under other guidelines which provide up to $8,000,000 in construction advances. Each home to be built under these lending guidelines requires a separate construction loan at the bank's prime rate plus 1% (9.25% at September 30, 1996 and 8.25% at September 30, 1995). Additional construction advances collateralized by inventories of $310,834 ($131,273 at September 30, 1995) consist primarily of owner-financed construction loans which are payable upon closing.

(C) Notes payable collateralized by inventories include amounts outstanding on loan agreements expiring at various dates from January 5, 1997 to February 12, 1997, with interest rates ranging from the banks' prime rates plus 1% (9.75% at September 30, 1996 and 8.25% at September 30, 1995) to 10% and principal payments due as properties are sold.

NOTE H - INCOME TAXES

The provision for income taxes consists of the following for the years ended September 30:

                                                   1996                  1995
                                                 --------              --------

Current ............................             $ 62,255              $(31,917)
Deferred ...........................              (38,255)              (27,600)
                                                 --------              --------
                                                 $ 24,000              $(59,517)
                                                 ========              ========

The Company's effective income tax rate on continuing operations differed from the federal statutory rate of 34% as follows:

                                                         1996            1995
                                                       --------        --------

Income taxes at federal statutory rate .........       $ 53,088        $(42,570)
Effect of graduated rates ......................         (8,943)         16,969
Change in valuation allowance ..................        (25,574)        (35,870)
Nondeductible expenses .........................          7,227           8,206
Dividend exclusion .............................         (8,326)        (13,360)
Other ..........................................          6,528           7,108
                                                       --------        --------

        Total tax expense (benefit) ............       $ 24,000        $(59,517)
                                                       ========        ========

Components of deferred taxes are as follows at September 30:

                                                     1996               1995
                                                  ---------          ---------

 Assets
   Accrued liabilities ...................         $  62,577          $  52,768
   Property and equipment ................            36,660             35,069
   Investments ...........................            89,892             89,892
   Tax loss carryforward .................            22,721             31,555
   Other .................................             2,763                602
   Valuation allowance ...................           (40,426)           (66,000)
                                                   ---------          ---------

                                                   $ 174,187          $ 143,886
                                                   =========          =========

Liabilities
  Investments ............................         $  75,153          $  62,056
  Inventories ............................            11,300             22,600
                                                   ---------          ---------
                                                   $  86,453          $  84,656
                                                   =========          =========

The valuation allowance decreased $25,574 and $35,870 for the years ended September 30 1996 and 1995, respectively.

NOTE I - LEASES

The Company leases furniture and equipment under long-term leases with ownership of the furniture and equipment transferred to the Company at the termination of the leases. Property and equipment include leased furniture and equipment with a cost of approximately $313,000 and accumulated depreciation of approximately $141,000 and $49,000 at September 30, 1996 and 1995, respectively.

Capital lease terms range from three to five years and provide for payments as follows:

Year ending September 30
  1997 ......................................................         $  93,680
  1998 ......................................................            76,008
  1999 ......................................................            35,196
                                                                      ---------

Total minimum lease payments ................................           204,884

Amount representing interest ................................           (17,349)
                                                                      ---------

Present value of net minimum lease payments .................         $ 187,535
                                                                      =========

The Company leases certain property and equipment used in its operations under operating leases. Lease terms range from three to ten years and provide for payments as follows:

        Year ending September 30
          1997                        $   445,379
          1998                            402,744
          1999                            272,193
          2000                            196,044
          2001                            195,222
          Thereafter                      518,400
                                      -----------

                                      $ 2,029,982
                                      ===========

Rental expense under these leases was approximately $564,000 and $363,000 for the years ended September 30, 1996 and 1995, respectively. Certain of these leases relating to rental expense of approximately $112,000 and $71,000 for the years ended September 30 1996 and 1995, respectively, are with related parties.

NOTE J - EMPLOYEE BENEFIT PLAN

The Company has a deferred compensation plan covering certain eligible key employees. The plan allows for discretionary incentive contributions by the Company. Discretionary incentive contributions vest 20% after one year of service and an additional 20% for each year thereafter. Retirement age under the plan is age 65 and benefits may be paid as a lump sum or in annual installments over a period elected by the participant or beneficiary up to ten years. The plan is a nonqualified deferred compensation plan which can be terminated or changed by the Company at any time. The Company made no contributions to the plan during the years ended September 30, 1996 and 1995.

NOTE K - BUSINESS COMBINATIONS

On February 20, 1995, the Board of Directors ("Board") of the Company approved the acquisition of a New Mexico holding company ("Old Realco"), which comprises the majority of the Company's current lines of business. The Board approved the issuance of 82,569 shares of newly authorized Series A preferred stock, $10 stated value, and 228,859 shares of newly authorized Series B preferred stock, $10 stated value, in exchange for common stock representing approximately 98% of the shares outstanding of Old Realco. The Series A and Series B preferred stock receive annual cumulative dividends of $.60 and $.30 per share, respectively, have specified liquidation preferences, and are convertible into common stock. This business combination has been accounted for using the purchase method of accounting and the accompanying consolidated financial statements include the operations of Old Realco subsequent to its acquisition, which was effective March 1, 1995. Cost in excess of the net assets acquired was approximately $310,000.

The Company acquired Amity, a commercial construction contractor, effective July 1, 1996. The Board approved the issuance of 24,297 shares of newly authorized
Series D preferred stock, $10 stated value, in exchange for common stock representing 100% of the shares outstanding of Amity. The Series D stock receives annual cumulative dividends of $.30 per share, has specified liquidation preferences, and is convertible into common stock. This business combination has been accounted for using the purchase method of accounting and the accompanying consolidated financial statements include the operations of Amity subsequent to its acquisition. Cost in excess of the net assets acquired was $100,000.

The following summarized pro forma unaudited information assumes the acquisition of Amity had occurred on October 1, 1994:

                                                   Year ended September 30,
                                               --------------------------------
                                                   1996                1995
                                               ------------        ------------

Revenues ..............................        $ 26,968,000        $ 15,767,000
                                               ============        ============

Net earnings (loss) ...................        $     14,600        $   (113,000)
                                               ============        ============

Earnings (loss) per share .............        $        .01        $       (.06)
                                               ============        ============

NOTE L - SEGMENT INFORMATION

The Company operates in the following segments: residential construction, real estate broker, commercial construction, and financial services. Information concerning the Company's business segments as of and for the years ended September 30 is as follows:

                                                     1996              1995
                                                 ------------      ------------

Revenues
  Residential construction .................     $ 10,689,087      $  7,573,124
  Real estate broker
    Sales to unaffiliated customers ........       10,485,508         5,674,495
    Intersegment sales .....................          406,100           262,876
  Financial services .......................          276,399              --
  Commercial construction ..................        1,118,063              --
  Other sales ..............................        1,004,859           283,802
  Interest and other .......................          682,726           277,325
  Eliminations .............................         (406,100)         (262,876)
                                                 ------------      ------------

      Total ................................     $ 24,256,642      $ 13,808,746
                                                 ============      ============


Operating profit (loss)
  Residential construction .................     $    423,478      $    242,290
  Real estate broker .......................         (354,356)         (248,335)
  Financial services .......................          230,436              --
  Commercial construction ..................            8,562              --
  Other sales ..............................           (9,453)           (8,765)
                                                 ------------      ------------

    Total ..................................     $    298,667      $    (14,810)
                                                 ============      ============

Assets
  Residential construction .................     $ 11,965,756      $  7,169,689
  Real estate broker .......................        1,615,150         1,667,435
  Financial services .......................        2,608,838              --
  Commercial construction ..................          724,548              --
                                                 ------------      ------------

    Identifiable assets ....................       16,914,292         8,837,124

  Equity investments - other ...............          241,891           360,002
  Corporate assets .........................        4,339,561           756,031
  Other assets .............................        1,112,176           828,152
                                                 ------------      ------------

    Total ..................................     $ 22,607,920      $ 10,781,309
                                                 ============      ============

Depreciation and amortization
  Residential construction .................     $     77,675      $     32,247
  Real estate broker .......................          178,078            84,262
  Financial services .......................            3,428              --
  Commercial construction ..................            3,859              --
  Other ....................................           97,532            22,156
                                                 ------------      ------------

    Total ..................................     $    360,572      $    138,665
                                                 ============      ============

Capital expenditures
  Residential construction .................     $     97,859      $     78,980
  Real estate broker .......................           88,818           101,552
  Financial services .......................           17,629              --
  Commercial construction ..................            1,900              --
  Other ....................................            2,281            34,972
                                                 ------------      ------------

    Total ..................................     $    208,487      $    215,504
                                                 ============      ============

Operating profit consists of total revenues, less costs and expenses, and does not include either interest and other income, net equity in earnings of investees, loss on sale of equipment, or income taxes. Identifiable assets are those assets used in the Company's operations in each area. Other assets include cash and cash equivalents, investments accounted for under the equity method, and capitalized debt issuance costs.

NOTE M - COMMITMENTS AND CONTINGENCIES

The Company is contingently liable on land development loans made by various lending institutions to joint ventures to which the Company is a 50% general partner. The Company was contingently liable for approximately $4,300,000 and $2,500,000 at September 30, 1996 and 1995, respectively.

The Company has agreements to purchase a specified number of lots on an agreed time schedule for which deposits of approximately $162,000 have been paid. In the event the lots are not purchased by the Company, the deposits will be forfeited.

The Company is engaged in various legal proceedings incidental to its normal business activities. Management of the Company does not believe that the outcome of each such proceeding or all of them combined will have a material adverse effect on the Company or its consolidated financial position or operations.

NOTE N - CHANGE IN ACCOUNTING PRINCIPLE

Effective October 1, 1994, the Company changed the nature of its business and no longer operates as an investment company. Therefore, the Company now accounts for certain of its investments under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and certain others under the cost or equity method.

The cumulative effect of this change in accounting principle was a reduction of investments of approximately $33,000, of which $15,870 was reflected in the consolidated statement of operations and approximately $49,000 was reflected as unrealized losses on securities, a separate component of equity.

NOTE O - RELATED PARTY TRANSACTIONS

The Company paid management fees to a company owned by a director and officer for management services provided for the year ended September 30, 1995 of approximately $61,000, plus applicable taxes.

NOTE P - PREFERRED STOCK

Series A voting preferred stock is entitled to dividends when declared and paid at a 6% cumulative rate payable annually starting January 31, 1996 and payable each January 31 thereafter. Series B voting preferred stock is entitled to dividends when declared and paid at a 3% cumulative rate payable annually starting January 31, 1996 and payable each January 31 thereafter. Series D voting preferred stock is entitled to dividends when declared and paid at a 3% cumulative rate annually starting July 1, 1996 and payable each July 1 thereafter. At September 30, 1996, preferred stock dividends accrued and unpaid were $132,405. All three series of preferred stock have a liquidation preference of $10 per share, plus all accumulated but unpaid dividends. Each Series A and Series D preferred share is convertible into common shares at $7.50 per common share on the basis of $10 per preferred share The Series B preferred stock is convertible under the same terms; however, the preferred stock value is $11.11 per share.

Series C preferred stock is entitled to dividends when declared and paid at a 15% cumulative rate payable annually starting January 31, 1996 and payable each January 31 thereafter. Series C has a liquidation preference of $50 per share plus all accumulated and unpaid dividends. Each Series C preferred share is convertible into common shares at $7.50 per common share on the basis of $62.50 per preferred share.

At September 30, 1996, the Company has authorized 82,703 preferred shares which are unclassified as to series and any rights, preferences, and series will be fixed by the Board of the Company upon issuance.

NOTE Q - FINANCIAL INSTRUMENTS

The following table includes various estimated fair value information as of September 30, 1996 as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Company. The carrying amounts in the table below are the amounts at which the financial instruments are reported in the consolidated financial statements.

All of the Company's financial instruments are held for purposes other than trading.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

1.      Cash, Cash Equivalents, and Restricted Cash
        -------------------------------------------

The carrying amount approximates fair value because of the short maturity and highly liquid nature of those instruments.

2.      Securities Available for Sale
        -----------------------------

The estimated fair values are based upon quoted market prices.

3.      Fixed Rate Notes Receivable
        ---------------------------

The discounted amount of future cash flows using the current rates at which similar loans would be made to borrowers is used to estimate fair value.

4.      Floating Rate Notes Receivable
        ------------------------------

The carrying amount approximates fair value because interest rates adjust to market rates.

5.      Fixed Rate Debt
        ---------------

The discounted amount of future cash flows using the Company's current incremental rate of borrowing for similar liabilities is used to estimate fair value.

6.      Floating Rate Debt
        ------------------

The carrying amount approximates fair value because interest rates adjust to market rates.

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                       Carrying      Estimated
                                                        amount       fair value
                                                     -----------    -----------
Financial assets
  Cash, cash equivalents, and restricted cash ....   $ 4,480,880    $ 4,480,880
  Securities available for sale ..................       188,435        188,435
  Fixed rate notes receivable ....................     1,958,452      1,946,428
  Floating rate notes receivable .................       844,256        844,256
Financial liabilities
  Fixed rate debt ................................    (6,087,740)    (6,088,467)
  Floating rate debt .............................    (2,928,512)    (2,928,512)

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with Accountants of the kind described by Item 304 of Regulation S-B at any time during the Registrant's two
(2) most recent fiscal years.

PART III

Pursuant to instruction E(3) to From 10-KSB, the information required by Part III (Items 9, 10, 11 and 12) is hereby incorporated by reference to the materials contained in "Election of Directors," "Executive Compensation," "Certain Transactions" and "Security Ownership of Certain Beneficial Owners and Management," contained in the Registrant's definitive proxy materials to be filed with the Commission within 120 days of September 30, 1996.

PART IV

ITEM 13: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-KSB

1. Financial Statements, for each of the two years ended September 30, 1996 and 1995:

INDEX TO FINANCIAL STATEMENTS


REALCO, INC. AND SUBSIDIARIES
  Report of Independent Certified Public Accountants
  Balance Sheets as of September 30, 1996 and 1995
  Statements of Operations for the years ended
     September 30, 1996 and 1995
  Statement of Stockholders' Equity for the years ended
     September 30, 1996 and 1995
  Statements of Cash Flows for the year ended
     September 30, 1996 and 1995
  Notes to Consolidated Financial Statements

2.  Exhibits:

Exhibit

NUMBER                  DESCRIPTION

2.1*   Articles of Merger dated July 12, 1995

3.1*   Articles of Incorporation dated August 8, 1983

3.2*   Articles of Amendment to Articles of Incorporation dated March 20, 1995

3.3*   Articles of Amendment dated July 28, 1995

3.4*   Bylaw as amended

10.1*  Agreement and Plan or Reorganization dated March 14, 1995

10.2* Employment Agreement dated March 14, 1995, between the Registrant and Mr.
      Bill E. Hooten, included as an exhibit to Agreement and Plan of Reorganization

10.3* Employment Agreement dated March 14, 1995, between the Registrant and Mr.
      Melvin A. Hardison, included as an exhibit to Agreement and Plan of Reorganization

10.4* The Prudential Real Estate Affiliates, Inc. Franchise Agreement with the Registrant, as amended

10.5* First Security Bank line of construction credit commitment dated December 2, 1994

10.6* Loan Agreement dated July 5, 1994, between Sunwest Bank of Albuquerque and Charter Building and Development Corp.

10.7* Real Estate lease dated January 1, 1994, between R.R. Rutledge and
      Hooten/Stahl, Inc.

10.8* Real Estate lease dated January 1, 1991, between Bill E. Hooten and
      Hooten/Stahl, Inc.

10.9* Shopping Center Lease dated December 7, 1993, between Rio Rancho Shopping
      Center and Hooten/Stahl, Inc.

21    Subsidiaries of the small business issuer

21.1  Prudential Hooten/Stahl, Inc. Realtors

21.2  Charter Building and Development Corporation, Inc.

21.3  Great American Equity Corporation, Inc.

25.* Form T-1 Statement of Eligibility and Qualification under Trust Indenture Act of 1939 of a Corporation Designated to act as Trustee

* Filed as an exhibit to the Registrant's Registration Statement under the Securities Act of 1933, as amended, on Form S-B2 (Registration Statement No. 33-98740-D), and incorporated herein by reference.

All other exhibits required by Item 601 of Regulation S-B are inapplicable to this Registrant in this filing.

(b)  Reports on Form 8-K:

During the last quarter of the period covered by this report, the Registrant filed the following reports on Form 8-K:

1. On July 1, 1996 the Registrant reported the acquisition of all of the issued and outstanding shares of Amity, Inc., a New Mexico corporation.

2. On October 7, 1996, the Registrant filed and amendment of Form 8-K/A to include in the above Form 8-K the required financial information.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 26, 1996                           REALCO, INC.

                            By: James A. Arias
                                -------------------------------------------
                                James A. Arias, President, Chief Executive
                                Officer, Chairman of the Board of Directors


In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of the registrant and in the capacities and on the dates indicated.

     Signature                Title                          Dated:


Melvin A. Hardison
------------------------
Melvin A. Hardison       Chief Financial                December 26, 1996
                         Officer/Secretary/Treasurer

Bill E. Hooten
------------------------
Bill E. Hooten           Executive Vice President
                         and Director                   December 26, 1996

Arthur A. Schwartz
------------------------
Arthur A. Schwartz       Director                       December 26, 1996

Marshall Blumenfeld
------------------------
Marshall Blumenfeld      Director                       December 26, 1996


Jeffrey S. Silverman
------------------------
Jeffrey S. Silverman     Director                       December 26, 1996