Form 10QSB
period 1996-12-31
REALCO INC /NM/
filed 1997-02-14
CIK 82409

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549
                           Form 10-QSB


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  December 31, 1996

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

     For the transition period from  ---------- to----------

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

                           (505) 242-4561
                     (Issuer's telephone number)
                     ---------------------------
 (Former name, former address and former three-months, if changed since last report)

      Check whether the issuer has (1) filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to
file   such   reports),   and  (2) has  been   subject   to  such
filing requirements for the past 90 days.   Yes XX    No
                                            -------   -------
      The number of shares of the registrants no par value common stock, the issuers only class of common stock, outstanding as of February 12, 1996, was: 2,845,000

Transitional Small Business Format (check one) Yes [   ]   No[XX]

PART I.  FINANCIAL INFORMATION.

Item 1.  FINANCIAL STATEMENTS



                         REALCO, INC.
                   CONDENSED BALANCE SHEET
                      December 31, 1996
                          (Unaudited)

      ASSETS
  Cash and cash equivalents                           $ 4,429,203
  Restricted cash                                       2,418,005
  Securities available for sale                           267,790
  Accounts and notes receivable                         4,511,958
  Inventories                                          10,436,541
  Property & equipment (net)                              770,505
  Investments - equity method                             990,908
  Deferred income taxes                                   141,389
  Other assets                                          1,239,840
                                                      -----------
                                                      $25,206,139
                                                      ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
  Notes payable                                       $ 5,671,938
  Lease obligations                                       164,697
  Billings in excess of costs
   and estimated earnings on
   uncompleted contracts                                  114,367
  Construction advances and notes
   payable, collateralized by inventories               4,108,818
  Accounts payable and accrued
   liabilities                                          1,575,575
  Escrow funds held for others                          2,418,005
                                                      -----------
        Total liabilities                              14,053,400

Stockholders' equity
   Series A preferred stock - authorized
    83,000 shares; issued and
    outstanding, 82,569 shares                            825,690
   Series B preferred stock - authorized
    230,000 shares; issued and
    outstanding, 217,859 shares                         2,178,590
   Series C preferred stock - authorized
    80,000 shares, issued and
    outstanding, none                                        --
   Series D preferred stock - authorized
    24,297 shares:issued and
    outstanding, 24,297 shares                            242,970
   Common stock no par value;
    authorized, 6,000,000 shares, issued
    and outstanding, 2,845,000 shares                   7,712,461
   Retained earnings                                      177,236
   Unrealized gains on available-for-sale
    securities, net of tax                                 15,792
                                                      -----------
                                                       11,152,739
                                                      -----------
                                                      $25,206,139

                                                      ===========

                         REALCO, INC.
                   STATEMENT OF OPERATIONS
                         (Unaudited)

                                     Three months     Three months
                                        Ended             Ended
                                     December 31,     December 31,
                                        1996              1995

REVENUES
  Brokerage commissions and fees      $ 2,328,530     $ 2,488,423
  Sales of homes                        4,323,231       2,430,474
  Sales of developed lots                 121,000         639,092
  Equity in net earnings of investees     174,097          46,398
  Interest and other, net                 333,671          91,027
                                      -----------     -----------
                                        7,280,529       5,695,414
COSTS AND EXPENSES
  Cost of brokerage revenue             1,776,720       1,774,532
  Cost of home sales                    3,971,868       2,193,427
  Cost of developed lots sold             118,475         644,838
  Selling, general and administrative   1,105,070       1,055,762
  Depreciation and amortization            96,720          67,335
  Interest and other expense              158,741          16,444
                                      -----------     -----------
                                        7,227,594       5,752,338
                                      -----------     -----------
 Income (loss) before provision
      for income taxes                     52,935        (56,924)

INCOME TAX EXPENSE (BENEFIT)               21,169        (21,180)
                                      -----------     -----------
    NET EARNINGS (LOSS)               $    31,766  $     (35,744)
                                       ===========    ===========


NET EARNINGS (LOSS) BEFORE PREFERRED
  STOCK DIVIDEND REQUIREMENT          $    31,766  $     (35,744)

PREFERRED STOCK DIVIDEND REQUIREMENT       30,547         29,100
                                       -----------      ---------

    NET EARNINGS AVAILABLE FOR COMMON
      SHARES                           $    1,219       (64,844)
                                        ==========      =========

Earnings (loss) per common share       $     0.01   $     (0.02)
Earnings (loss) after preferred
  stock dividend requirement           $      --    $     (0.04)
                                        =========      =========

Weighted average shares outstanding     2,845,000      1,845,000
                                      -----------     -----------

                          REALCO, INC.

                    STATEMENT OF CASH FLOWS
                           (Unaudited)

                                                For the three months ended
                                                         December 31,
                                                      1996           1995

Cash flows from operating activities
  Net earnings (loss)                                $31,766     $ (35,744)
  Adjustments to reconcile net earnings (loss)
    to net cash used by operating activities
       Depreciation and amortization                  96,720        67,335
       Accretion of discount on notes payable         13,809            --
       (Net earnings of investees in excess of
         distributions)distributions in excess
         of earnings                                (174,097)       89,172
    (Gain) on sale of securities                     (45,365)           --
    Change in operating assets and liabilities
      (Increase) in restricted cash               (1,931,446)           --
      (Increase) in accounts receivable             (308,380)     (255,715)
      (Increase) in inventories                     (115,008)      715,453
       Decrease in net billings related to costs
         and estimated earnings on uncompleted
         contracts                                   421,800            --
      Increase in other assets                        85,268        21,817
      Decrease in accounts payable and
        accrued liablilities                        (209,342)     (311,498)
      Increase in escrow funds held for others     1,931,446            --
      Increase in deferred tax asset                 (57,938)      (50,070)
                                                   ----------     ---------
  Net cash (used) provided by operating
    activities                                      (260,767)      240,750
                                                   ----------     ---------
Cash flows from investing activities
   Purchases of property and equipment               (44,437)      (60,807)
   Proceeds from sale of securities                   41,411            --
   Advances on notes receivable                     (484,752)           --
   Purchases of investments - equity method             (100)           --
                                                   ----------      ---------
  Net cash used in investing activities             (487,878)      (60,807)
                                                   ----------      ---------

Cash flows from financing activities
   Construction advances and notes
     payable, net                                    719,806      (297,310)
   Payments on capital lease obligations             (22,838)      (21,444)

                                                   ---------      ---------
  Net cash provided (used in) financing
   activities                                        696,968      (318,754)
                                                   ---------      ---------
    NET DECREASE IN CASH AND CASH
      EQUIVALENTS                                    (51,677)     (138,811)

Cash and cash equivalents at beginning
   of period                                       4,480,880       642,829
                                                   ---------      --------
Cash and cash equivalents at end
   of period                                    $  4,429,203    $  504,018
                                                ============    ============

    The condensed balance sheet as of December 31, 1996, the statements of operations for the three month periods ended December 31, 1996 and 1995 and the statements of cash flows for the three month periods ended December 31, 1996 and 1995 have been prepared by the Company without audit. In the opinion of Management all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of December 31,1996 and results of operations and cash flows for the three month periods ended December 31, 1996 and 1995 have been made.

     Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
It is suggested that these consolidated   financial  statements
be  read  in  conjunction  with   the  consolidated   financial
statements and notes thereto included in the Form 10KSB for the fiscal year ended September 30, 1996. The results of operations for the period ended December 31, 1996 are not necessarily indicative of the operating results for a full year.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL
CONDITION AND  RESULTS OF OPERATIONS

GENERAL

     The following is Management's discussion and analysis of the financial condition and results of operations of the Company during the quarter ended December 31, 1996.

     Revenues of the Company are generated through commercial and residential real estate brokerage services, commercial and residential home construction sales, and various financing activities.

     During this reporting period, gross non-restricted cash and cash equivalents decreased by $51,677, while inventories increased by $115,008 for the period. Liabilities increased by $2,854,681 for the quarter ended December 31, 1996. The increase in liabilities for the current period was primarily due to an increase in escrow funds held for others of $2,000,000, of which $1,550,000 were funds advanced by outside investors in anticipation of closing the purchase of approximately 90 acres of land to be developed into 125 building home sites. On November 25, 1996, the land purchase was completed through a combination of seller financing, bank borrowings and utilization of the restricted cash set aside for the purchase.

     The quarterly results for the three months ended December 31, 1996, improved over the December 31, 1995 reporting period. The improvement was due to the recognition of net income from new operations which were non-existing during the period ended December 31, 1995. The residential construction company experienced continued slowness of new sales and construction during this reporting period, however, closings as a result of backlog were within the expected range. The real estate brokerage company which typically reports decreased earnings during this reporting period experienced a greater than anticipated loss, while the real estate development joint ventures experienced improved net earnings.

     With the exception of the real estate brokerage subsidiary, all segments of the Company were profitable.


QUARTER ENDED DECEMBER 31, 1996  COMPARED TO QUARTER ENDED
DECEMBER 31, 1995

REVENUES:

     Brokerage commissions and fees were $2,328,530 compared to $2,488,423, construction and lot sales were $4,444,231 compared to $3,069,566, and other income including interest was $507,768 compared to $137,425, during the quarter ended December 31 1996 compared to the quarter ended December 31, 1995. Net revenues from Company financing activities for the period ended December 31, 1996 were $309,266, compared to $72,316 for the period ended December 31, 1995.

     Brokerage commissions and fees as a percentage of total revenues for the comparable quarters ended December 31, 1996 and December 31, 1995 were 32.0% and 43.7%, construction and lot sales as a percentage of total revenue for the quarter were 61.0% and 53.9%, income from equity investees as a percentage of total revenues for the quarter was 2.4% and 0.8%, net financing activities as a percentage of total revenues for the quarter was 4.6% and 1.6% of total revenues in the comparable quarters ended December 31, 1996 and 1995 respectively.

GROSS PROFIT:

     The Company's gross margin from construction and lot sales was $353,888 during the quarter ended December 31, 1996 compared to $231,301 during the quarter ended December 31, 1995. The Company continued to increase its lot inventory during this period because the Company believes it needs to increase construction sites in strategic locations within the Albuquerque metropolitan area in preparation of increased sales activity and satisfy the local buying trend and to maintain a reasonable inventory to meet sales surges within the new home buying cycle. The Company has maintained a level speculative home inventory in various of its residential subdivisions.

     The Company's gross margin from brokerage commissions and fees, before selling, general and administrative expenses of $792,310, for the period ended December 31, 1996 was 23.7% compared to a gross margin of 28.7%, before selling, general and administrative expenses of $836,470 for the period ended December 31, 1995. The percentage of gross margin recognized during this quarter represents a decrease of 5.0% over the gross profit margin of commissions and fees recognized during the quarter ended December 31, 1995. This was primarily due to a reduction in gross commission revenues of approximately 6.5% for the three months ended December 31, 1996 compared to the comparable 1995 period and a lesser company dollar retention of gross commissions caused by increased sales activity by higher split commission agents.

     The net revenues from the financing activities of the Company continued to increase during the three months ended
December 31, 1996. Such increases are due primarily to the increase of additional financing activities which includes mortgage banking fees, residential construction loans to small independent residential home builders and permanent residential mortgage loans to individual home buyers. The Company began to market those services during the quarter ended June 30, 1996. It is expected at this time that these financing activities by the Company will continue to expand and contribute to revenues and profit.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:

     The percentage of selling, general, and administrative expenses to total revenues during the quarter ended December 31, 1996, was 15.2%, compared to 18.5% for the period ended December 31, 1995. The decrease in selling, general and administrative costs percentages were due to several factors, the most significant of which, was a 27.8% increase in revenues associated with a 4.7% reduction of expense for the comparable periods. Depreciation, amortization, goodwill, interest and other expenses for the quarter ended December 31, 1996 was $255,461 compared to $83,779 for the quarter ended December 31, 1995. The increase was due primarily to interest expense associated with the subordinated notes issued as part of the Initial Public Offering which the Registrant completed on February 2, 1996 and the recognition of depreciation and amortization associated with the acquisitions previously completed by the Company.

     The Company expects that the costs of selling, general and administrative expense as a percentage of total Company revenue will gradually decrease assuming that consolidated Company revenues increase through the remainder of the fiscal period.

NET EARNINGS:

     The percentage of net earnings to total revenues for the quarter, before preferred stock dividend requirement, was 0.4%, as a result of the previously noted factors.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are cash flow from operating activities, bank borrowing under both term and revolving credit facilities and approximately $4,430,000 of the Registrant's current cash and cash equivalents. During the quarter the Company had approximately $4,109,000 of revolving interim construction and inventory lines of credit with various banks.

     The Company believes that the cash flow from its operations and its current cash and equivalents will sustain its operations and anticipated internal growth during fiscal 1997.

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

Item 2.  CHANGES IN SECURITIES.

     None.

Item 3.  DEFAULTS IN SENIOR SECURITIES.

     None

Item 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

     None

Item 5.  OTHER INFORMATION.

     None




Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  There are no exhibits filed with this Report.

     (b)  There were no Forms filed during this reporting period.

SIGNATURES

          Pursuant to the requirements of the Securities Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              REALCO, INC.

Date: February 13, 1997

                /S/James A. Arias
               ------------------------
               James A. Arias, President


Date: February 13, 1997

               /S/ Melvin A. Hardison
               ------------------------
               Melvin A. Hardison, Secretary/Treasurer
                and Chief Financial Officer