Form 10KSB
period 1996-12-31
REALCO INC /NM/
filed 1997-03-31
CIK 82409

FORM 10-KSB
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

the fiscal year ended December 31, 1996

[   ]
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED
             For the transition period from _____________ to ___________


Commission  File  Number:   0-13347
                            _______


                        ARINCO COMPUTER SYSTEMS INC.
                  ______________________________________
             (Exact of small business issuer in its charter)



          New Mexico                              085-0272154
        _____________                            ____________
 (State or otherjurisdiction of                (I.R.S. Employer
 incorporation or organization)               identification no.)


  1650 University Blvd., N, S.E., Suite 100,
          Albuquerque, New Mexico                            897102
______________________________________________               ______
 (Address  of  principal executive  offices)               (Zip Code)


Issuer's  telephone  number, including area code: 505-243-4949
                                                  ____________


           Securities  registered  pursuant to Section  12(b)
                         of  the  Act:     None


           Securities registered pursuant to Section 12(g)
                            of the Act:


                    $0.001 Par Value Common Stock
                  _________________________________
                          (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X        No.
                   __________   ___________

Check  if there  is  no  disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-KSB or  any amendment to this Form 10-KSB.     X
                                                             ______

State   issuer's  revenues for its most recent fiscal  year.  ($16,000)
                                                              _________

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $117,795
                                      ________

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $0.001 par value common stock, its only class of equity securities, as of March 15, 1996, was: 4,396,000.
     __________


                             PART I

Item 1. Business.

       Arinco Computer Systems, Inc. (Arinco, Company or Registrant) was incorporated under the laws of the State of New Mexico on March 31, 1978. Arinco is a publicly held, over-the-counter traded company organized principally to serve its subsidiary operations.

     On March 1, 1983, acquired a telephone inter-connect company which had engaged inselling and installing telecommunications equipment in commercial and governmental facilities. In July of 1987, operations ceased when two creditors of the telephone inter-connect subsidiary received the assets of the company. A negotiated settlement was agreed upon because of continued default by the company in payment of its secured obligations.

      In July of 1985, the Registrant sold its interest in a computer retail chain to a public company involved in a similar business. Upon the default of the purchaser to meet its cash and securities payment obligations to the Registrant, the Registrant instituted suit and secured a judgment against the purchaser and guarantor for the balance owing on notes, interest thereon, and attorneys fees. In 1986, the purchaser filed bankruptcy and in 1987, the guarantor filed bankruptcy. In 1995, the Registrant received an interim distribution of $284,000 from the bankrupt estate of the guarantor. During 1996, a creditor whose claim had been disallowed was successful in having the order disallowing its claim set aside. If the claim is subsequently allowed, the creditor could petition the court to have the bankruptcy trustee recall the distribution; however, to date, no action has been taken. Management believes court action requiring recall of the distribution is unlikely; nevertheless, it is reasonably possible that such an event will occur, although the amount of the recall cannot currently be estimated.

      At the end of the fiscal year ended December 31, 1995 the Registrant was without any business, had assets consisting of $39,000 in cash and a receivable from a related party of $215,000 and had liabilities of $572,000. At the end of the Fiscal Year ending December 31, 1996 it had assets consisting of $265,000 in cash and liabilities of $610,000. The increase of liabilities and increase in assets from the last fiscal period were due to the following actions and events The increase in cash assets was due to the Registrant's accumulation of interest income earned from time deposits, while the increase of liabilities resulted from accrued interest expense associated with "Other Debt" (see Item 7. Financial Statements, Note D- Debt to Nonrelated Parties).

Employees.

       The Registrant currently has no employees who are compensated for their efforts on behalf of the Registrant. The sole officer of the Registrant is employed without compensation, but is to be reimbursed all out of pocket expenses incurred by him on the Registrants business. The Registrants' sole director is not paid for being a director or for attending directors meetings, but is to be reimbursed all out of pocket expenses incurred in attending such meetings. The time incurred by Mr. Arias is minimal.

Item 2. Description of Properties.

     The Registrant utilizes office space of a company managed by its President and sole director, Mr. James A. Arias, at 1650 University Blvd., N.E., Suite 5-100, Albuquerque, New Mexico 87102. The Registrant is not presently paying rent for the use of this office space, however, the space used is negligible.

Item 3. Legal Proceedings.

1. The Registrant has been subjected to the following judgments:

      a) On July 21, 1988, a Judgment was entered in the First Judicial District, County of Santa Fe, New Mexico for legal fees in the amount of $5,869.97.

      b) During fiscal 1987 pursuant to a Stipulation in the US District Court or the Eastern District of New York, a prior supplier of material to a formally owned subsidiary, obtained Judgment against the Registrant in the amount of $245,738, plus interest.

      These two judgments remain unpaid at  the  date  of  this Report.

2. In 1995, the Registrant received an interim distribution of approximately $284,000 in connection with a bankruptcy case in which the Registrant is a creditor. The bankruptcy case has not yet been closed, however, no additional distributions are contemplated because the remaining amounts are committed for administrative expenses and recent settlement entered into by the Trustee.

      A large creditor filed a motion to set aside a previous order disallowing itsclaim based upon a lack of notice. The court set aside the default order disallowing its claim, but parties in interest may still object to the claim. The creditor threatened to take action in early February, but no action has been taken to date. Management believes court action requiring recall of the distribution is unlikely; nevertheless, it is reasonably possible that such an event will occur, although the amount of the recall cannot currently be estimated.

      Insofar as is known to the Company's management, there are no other proceedings now pending, threatened, or contemplated, or unsatisfied judgments outstanding which have no t been provided for in any court or agency to which the Company or any of its officers or directors, in such capacity, are or may be a party, except as discussed above.

Item 4. Submission of Matters to a Vote of Securities Holders.

      No matters were submitted to a vote of shareholders during the fourth quarter of the company's fiscal year.


                             PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      The Registrant's common stock has been listed in by the National Daily Quotation Bureau, Inc. in its Pink Sheets and the OTC Bulletin Board under the symbol "ARCS". The high and low bid prices during each quarter of 1995 and 1996 are as follows


                        Bid Prices                         Bid Prices
                      High      Low                      High      Low
                      ____      ___                      ____      ___

March 31, 1996       $0.02     $0.01  March 31, 1995     $0.02    $0.01
June  30, 1996       $0.02     $0.01  June  30, 1995     $0.02    $0.01
September 30,1996    $0.02     $0.01  September 30,1995  $0.02    $0.01
December 31, 1996    $0.02     $0.01  December 31, 1995  $0.02    $0.01

       There were approximately 350 holders of the Registrant's common stock on March 25, 1997.

     The Registrant has never paid dividends on its common stock.


Item  6. Management's' Discussion  and Analysis or Plan  of  Operations


Liquidity and Capital Resources.
________________________________

      The Registrant's cash position improved during the past fiscal year as a result of its earnings of interest on its time deposits. The Registrant currently has approximately $265,000.

      The Registrant's sole officer and director is currently devoting his services, as needed, to the Registrant without compensation. Other costs and expenses, including legal and accounting costs are being paid from the cash held by the Registrant. The Registrant may continue to operate in a limited manner utilizing the funds it currently has. It is believed that the Registrant has sufficient funds to maintain its current activities, for the year ending December 31, 1997, while it seeks to acquire or establish a new business.


Financial Condition and Changes in Financial Condition
_______________________________________________________

      As stated above, the Registrant's cash position improved as a result of interest income and liabilities increased as a result of accrued interest expense during the fiscal year ended December 31, 1996. At December 31, 1995, the Registrant had assets of $254,000 consisting of $39,000 in cash and $215,000 in notes and had liabilities of $572,000. Assets increased by $254,000 as a result of the recovery of cash on a judgment entered for the Registrant in 1986. Also, during fiscal 1995, certain debts and judgments became barred from collection through application of the statute of limitation, which was the primary reason for reducing the liabilities by approximately $666,000 to $572,000. Management believes that additional debts and expenses may also be time barred and has retained the services to an attorney to review the status of those debts and expenses and furnish the Registrant an opinion relating to that matter.


Item 7. Financial Statements. (Item 7 begins on the nest page.)



       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
       __________________________________________________


The Shareholders and Board of Directors
Arinco Computer Systems, Inc.

We have audited the consolidated balance sheet of Arinco Computer Systems, Inc. and Subsidiary, as of December 31, 1996, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arinco Computer Systems, Inc. and Subsidiary, as of December 31, 1996, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As disclosed in Note J to the consolidated financial statements, the Company ceased operations upon the disposal of its subsidiary on
October 7, 1987.   Although  no formal plan  of  liquidation  has  been
adopted, no material business activity has occurred since October 7, 1987. As a result, the Company uses the liquidation basis of accounting.



                                      GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 7, 1997






                  Arinco Computer Systems, Inc.
                   CONSOLIDATED BALANCE SHEET
                       December 31, 1996


                ASSETS (note J)

CURRENT ASSETS
 Cash                                                 $    265,000
                                                      ============

     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES (note C)
 Other debt - nonrelated parties                      $    252,000
 Accrued expenses                                          358,000
                                                       ___________

         Total current liabilities                         610,000

COMMITMENTS AND CONTINGENCIES (notes F and G)                 -

SHAREHOLDERS' DEFICIT
 Preferred stock, $.06 per share cumulative,
   convertible share- for-share into common
   stock - $.10 par value, $396,000 liquidation
   preference; authorized, 5,000,000 shares;
   issued and outstanding, 396,000 shares (note F)         40,000
 Common stock - $.01 par value; authorized,
   4,500,000 shares; issued and outstanding,
   4,396,000 shares (note F)                               44,000
 Additional paid-in capital
   Preferred stock                                      1,250,000
   Common stock                                         1,273,000
 Accumulated deficit                                   (2,952,000)
                                                       ___________
                                                         (345,000)
                                                       ___________

                                                      $   265,000
                                                       ===========

The accompanying notes are an integral part of this statement.




                   Arinco Computer Systems, Inc.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                      Year ended December 31,

                                                         1996        1995
                                                       ________     _______

Revenue - settlement of litigation                   $      -    $  284,000

Operating expenses - general and administrative          5,000        4,000
                                                       ________     _______

         Operating profit (loss)                        (5,000)     280,000

Other (income) expense
 Interest income                                       (16,000)      (8,000)
 Interest expense                                       38,000       72,000
                                                       ________      ______
                                                        22,000       64,000
                                                       ________      ______

         Earnings (loss) before extraordinary item     (27,000)     216,000

Extraordinary item - extinguishment of
  liabilities (note C)                                     -        704,000
                                                       ________     _______

         NET EARNINGS (LOSS)                           (27,000)     920,000

Preferred stock dividend requirement                    24,000       45,000
                                                       ________     _______

         NET EARNINGS (LOSS) APPLICABLE
              TO COMMON SHARES                     $   (51,000)   $ 875,000
                                                    ===========   =========

Earnings (loss) per common share (note B1)

 Primary
   Earnings (loss) before extraordinary item       $     (.01)    $    .05
   Extraordinary item                                     -            .17
                                                    __________    ________

         NET EARNINGS (LOSS)                       $     (.01)    $    .22
                                                    __________    ________

 Fully diluted
   Earnings (loss) before extraordinary item       $     (.01)    $    .04
   Extraordinary item                                     -            .15
                                                    __________    ________

         NET EARNINGS (LOSS)                       $     (.01)    $    .19
                                                    ==========    ========

Weighted average of common shares outstanding

   Primary                                           4,097,672   4,035,000
                                                    ==========   =========
   Fully diluted                                     4,097,672   4,791,700
                                                    ==========   =========


       The accompanying notes are an integral part of these statements.



                                         Arinco Computer Systems, Inc.
                               CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                                    Years ended December 31, 1996 and 1995

                                                     Additional
                                                  paid-in capital
                                                 __________________

             Preferred stock    Common stock     Preferred   Common     Accumulated  Treasury stock
             ________________ _________________                                      ______________
             Shares  Amount  Shares     Amount    stock      stock       deficit     Share   Amount   Total
             _____   ______  ______     ______    _____      _____       _________   _____   ______   _____
Balances
at 1\1\95    807,000 $ 81,000 4,085,000 $ 41,000 $1,282,000 $1,278,000 (3,845,000) 100,000  $(75,000) $(1,238,000)

Net
earnings         -         -          -        -          -          -    920,000        -          -      920,000
_______      ______  _______   ________ _________  ________   _________   _______ ________  _________   __________

Balances
at 1\1\95   807,000    81,000 4,085,000   41,000  1,282,000  1,278,000 (2,925,000) 100,000   (75,000)    (318,000)

Net loss         -         -          -        -          -          -    (27,000)       -         -      (27,000)

Preferred
stock
exchanged
for common
stock      (361,000)  (36,000) 361,000     3,000          -     33,000          -         -        -             -

Retirement
of treasury
stock       (50,000)   (5,000) (50,000)        -     (32,000)  (38,000)         -  (100,000)   75,000            -
            _______    _______  ______   _______   __________  ________   _______  _________   ______       ________

Balances
at 12\31\96 396,000   $40,000   4,396,000 $44,000 $1,250,000 $1,273,000 $(2,952,000)      -    $   -      $(345,000)
            =======   =======   ========= ======= ========== ========== ============ =======   ======   ============


             The accompanying notes are an integral part of these statements.




                     Arinco Computer systems, Inc.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Year ended December 31,


                                                          1996       1995
                                                         ______     ______
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
 Net earnings (loss)                                   $ (27,000)$ 920,000
 Adjustments to reconcile net earnings (loss)
   to net cash provided by operating activities
     Gain on extinguishment of liabilities                    -   (704,000)
     Changes in operating assets and liabilities
       Accounts payable                                       -    (34,000)
       Accrued expenses                                   38,000    72,000
         Net cash provided by operating activities        11,000   254,000
                                                         _______   _______
Cash flows from investing activities
 Repayments (borrowings) by related party                215,000  (215,000)
                                                         _______   _______

         NET INCREASE IN CASH AND
              CASH EQUIVALENTS                           226,000    39,000

Cash and cash equivalents at beginning of year            39,000         -
                                                        ________  ________
Cash and cash equivalents at end of year                $265,000 $  39,000
                                                        ========  ========


      The accompanying notes are an integral part of this statement.



               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 1996 and 1995


NOTE A - ORGANIZATION

Arinco Computer Systems, Inc. (the "Company") was incorporated under the laws of the State of New Mexico on March 31, 1978. The Company is
a publicly-held, over-the-counter traded company.  The  Company     has
had no significant business operations since  the   disposal   of   its
operating subsidiary in 1987. The Company's subsidiary, New Start, Inc.,
has no business operations and intercompany transaction  and   balances
are eliminated in consolidation.

NOTE B - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the accompanying consolidated financial statements follows.

 1.  Earnings (Loss) Per Common Share
     ________________________________

Earnings (loss) per common share is determined by dividing the earnings (loss) by the weighted average number of common shares outstanding during the periods. Warrants are not included in the computation of earnings (loss) per share because the effect of inclusion would be antidilutive. Fully diluted earnings
(loss) per share is based on the weighted average number of common shares outstanding during the periods as if the preferred shares were converted into common shares at the beginning of the periods.

2.  Cash Accounts
     _____________

The   Company   maintains  its  cash in  bank  deposit  accounts  which
may exceed federally insured limits.

3.  Use of Estimates
     ________________

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; accordingly, actual results could differ from those estimates.

NOTE C - EXTINGUISHMENT OF LIABILITIES

The Company incurred certain liabilities which could not be paid as a result of unprofitable operations before 1988. During 1995, the Company reviewed these old liabilities and, as a result of that review and upon advice from legal counsel, determined that approximately $704,000 of these liabilities were no longer enforceable as claims against the Company. As a resul o the extinguishment of these obligations, an extraordinary income item of $704,000 has been reflected in the consolidated statement of operations and recognized in the fourth quarter.


NOTE D - DEBT TO NONRELATED PARTIES

The debt to nonrelated parties which was previously collateralized by substantially all of the assets of the Company's former subsidiary bears interest at 15%. The Company has defaulted on payment; accordingly, the amount is currently due and payable.


NOTE E - INCOME TAXES

The following is a reconciliation between the Company's tax provision to the tax computed at the statutory federal rate:

                                             Year ended December 31,
                                             _______________________
                                                1996         1995
                                             ________     __________

   Tax expense (benefit) at statutory rate   $ (9,000)    $ 313,000
   State income taxes                          (1,000)       37,000
   Change in valuation allowance               10,000      (350,000)
                                             _________     _________

                                              $     -     $      -
                                             =========    ==========

As  of December 31, 1996,  the   Company   has   net   operating   loss
carryforwards for financial reporting and income tax purposes as follows:

           Expiration date
             2008                          $  65,000
             2009                             73,000
             2011                             27,000
                                            ________

                                           $ 165,000
                                            ========

The Company's deferred tax assets and liabilities consist of the following at December 31, 1996:

   Net operating loss carryforward         $  63,000
   Valuation allowance                       (63,000)
                                           __________

             Deferred tax liability        $     -
                                           ==========

The  valuation   allowance  for   deferred   tax    assets    decreased
$105,000 and $350,000, respectively, for the years ended December 31, 1996 and 1995.


NOTE F - CAPITAL STOCK

1.  Warrants
    ________

In connection with a public offering of the Company's stock, warrants to purchase 503,000 shares of its common stock at $1 per share remain outstanding at December 31, 1996.

2.  Preferred Stock
    _______________

The Company's preferred stock has full voting rights, accumulates $.06 per share cumulative dividends annually, and is convertible on a share-for-share basis to the Company's common stock. Dividends on outstanding preferred stock are payable annualy each May 31 beginning May 31, 1985. Dividends in arrears amount to $285,000 at December 31, 1996. Preferred stockholders are not entitled to payment of any accrued but unpaid dividends existing at the time of a voluntary conversion of such stock to common stock.

3.  Exchange and Retirement of Stock
     ________________________________
In July, 1996, 361,082 shares of outstanding preferred stock were exchanged for 361,082 shares of the Company's $.01 par value common stock under the share-for-share conversion rights of the preferred stock. During 1996, the Company retired 50,000 shares of preferred stock and 50,000 shares of common stock which was previously held as treasury stock.

NOTE G - COMMITMENTS AND CONTINGENCIES

Management believes that certain liabilities formerly reported by the Company are now time barred from collection and are no longer reported as liabilities of the Company.

NOTE H - SETTLEMENT OF LITIGATION

On March 31, 1986, the Company filed a lawsuit against Pathfinder Computer Centers Corporation ("Pathfinder") and its organizers seeking the balance due of $450,000 on a note plus accrued interest (guarantied by Aaron D. and Jerilyn H. Silver). On February 14, 1990, the Company settled the litigation and received settlement proceeds in 1995 of approximately $284,000. Subsequent to distribution, a creditor whose claim had been disallowed was successful in having the order disallowing its claim set aside. If the claim is subsequently allowed, the creditor could petition the court to have the bankruptcy trustee recall the distribution; however, to date, no action has been taken. Management believes court action requiring recall of the distribution is unlikely; nevertheless, it is reasonably possible that such an event will occur, although the amount of the recall cannot currently be estimated.


NOTE I - FINANCIAL INSTRUMENTS

The following table includes various estimated fair value information as of December 31, 1996 as required by Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Company. The carrying amounts in the table below are the amounts at which the financial instruments are reported in the consolidated financial statements.

All of the Company's financial instruments are held for purposes other than trading.

The following methods and assumptions were   used   to   estimate   the
fair  value of each class  of  financial  instruments for which   it is
practicable to estimate that value:

 1.  Cash
     ____

The  carrying  amount  approximates   fair  value  because of the short
maturity and highly liquid nature of those instruments.

 2.  Debt to Unrelated Parties
     _________________________

These  amounts, which accrue interest  at   15%,  are  past   due   the
maturity date and it is not practicable to estimate fair value.

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                            Carrying          Estimated
                                             amount          fair value
                                            ________         __________

   Financial assets
     Cash                                  $ 265,000           $265,000
   Financial liabilities
     Notes payable for which it
       is not practicable to
         estimate fair value                (252,000)              -


NOTE J - CESSATION OF OPERATIONS

Since inception, the Company has operated on minimal amounts of invested capital. Continuing losses have severely impaired the Company's cash flow. The Company relinquished the assets of its subsidiary on October 7, 1987 in settlement of two notes payable. The Company has essentially ceased its operations and reduced its existence to a shell corporation. Management will continue its efforts to improve the Company's capital but does not anticipate developing a formal plan of liquidation.


Item    8.    Changes  in  and  Disagreements   With   Accountants   on
              Accounting and Financial Disclosure.

     No principal independent accountant resigned (or declined to stand for re-election) or was dismissed during the Registrant's two most recent fiscal years or any later interim period.

                            PART III

Item    9.     Directors, Executive Officers, Promoters    and  Control
Persons; Compliance with Section 16(a)  of the Exchange Act.


The following individuals are the Company's directors and executive officers:

       Name          age          Positions held with Company
  ______________   ______    _________________________________________
  James A. Arias     59      Acting President, Chief Financial Officer
                             and Director


        Background  information  about the sole director    and    sole
executive officer is as follows:

JAMES  A.  ARIAS  has served  as   the  President,   Chief    Executive
Officer and a Director of Realco, Inc., a publicly traded corporation, since its formation in September 1983. From 1975 to September of 1983, he was a partner of James Bentley & Associates, a financial consulting and real estate syndication firm in Albuquerque, New Mexico, which was merged into and became a division of Financial Services Group, Inc., a New Mexico corporation, of which Mr. Arias is President and a controlling shareholder. Since 1984, he has served as Manager of S&H Brokerage Inc., N.M., an insurance broker in Albuquerque, New Mexico. From 1987 to July 1993, he served as President and a Director of Valiant International, Inc., an aircraft acquisition and servicing company. Since June 1995, he has served as interim sole Director and as acting Director of the Registrant. Mr. Arias devotes substantially
all of  his  time  to   the   business   of   Realco, Inc.

       No director, officer or beneficial owner of more than 10% of the Company's common stock, its only equity securities, or any other person subject to Section 16 of the Exchange Act failed to file reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.


Item 10. Executive Compensation.

       No officer or director received compensation during the last fiscal year. The following table sets forth certain information concerning the remuneration paid by the Company for the fiscal year ended December 31, 1995.

                          Number
Capacities in           of persons   Salaries and    Insurance   Other forms of
Which Served             in group   Directors fees    Benefits    Remuneration
_____________           __________  ______________   __________  ______________

Directors                   1            -0-              -0-           -0-
Executive Officers(2)       1            -0-              -0-           -0-

All Officers and
Directors as a group        1            -0-              -0-           -0-

        The Registrant has no long term compensation arrangements and neither it nor its subsidiaries have adopted any plan pursuant to which cash or non-cash compensation will be paid to any officer or director of the Registrant or its subsidiaries. The Registrant has not adopted any pension or other form of defined benefit or actuarial plan.

Item    11.    Security  Ownership of  Certain  Beneficial  Owners  and
Management


       The following table sets forth, as of March 25, 1997, the beneficial ownership of Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock and the shares of Common Stock owned by each nominee and all officers and Directors as a group. Each person has sole voting and investment power as to all shares unless otherwise indicated.

Directors.
__________

                    (2)                        (3)
 (1)          Name and address           Amount and nature        (4)
Title of             of                         of              Percent
Class         Beneficial owner          Beneficial ownership   of class
________      ________________         _____________________   ________

$0.01 par      James A. Arias                  385,000             8.76
value common   1650 University Blvd., #100     Indirect*
stock          Albuquerque, NM 87102                   <F1>

$0.01 par      Realco, Inc.                    385,000             8.76
value common   1650 University Blvd., #100     Direct
stock          Albuquerque, NM 87102

$0.01 par      Financial Services Group, Inc.  385,000             8.76
value common   1650 University Blvd., #100     Direct
stock          Albuquerque, NM 87102

$0.01 par      James A. Arias                  385,000             8.76
value common   1650 University Blvd., #100     Indirect*
stock          Albuquerque, NM 87102                   <F1>

$.001 par      Steven P. Kadner                518,500            11.79
value common   8401 Washington Pl, N.E.        Direct and
stock          Albuquerque, NM 87113           Indirect**
                                                       <F2>

$0.001 par     Jerome F. Beckes                545,000            12.40
value common   8401 Washington Pl, N.E.        Direct and
stock          Albuquerque, NM 87113           Indirect**
                                                       <F2>

$.001 par      Richard Elkins                  223,000             5.07
value common   P.O.B. 25000                    Direct
stock          Albuquerque, NM 87125

convertible    Storecos, a NV corp.            381,700             96.4
preferred      8106 Menual Blvd., N.E.         Direct
               Albuquerque, NM 87113

[FN]

<F1> *These  shares  are owned  by  Realco, Inc. and Financial Services
      Group,  Inc., both  of  which  are  controlled  by  Mr. Arias.

<F2>** 266,000  of these shares  are  owned  by   Aquila   Technologies
       Group, Inc., a corporation which is controlled by Messrs. Kadner and Beckes.

       There are no arrangements known to the registrant, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 12. Certain Relationships and Related Transactions.

     None


Item 13. Exhibits and Reports on Form 8-K.

(a)  Documents filed as a part of this report:
     _________________________________________

     None

(b)  Reports on Form 8-K:
     ____________________

       The Registrant filed no reports on Form 8-K during the last quarter of the period covered by this Report:

(c)  Exhibits:
     _________

       The following documents are incorporated by reference to the Registrant's Form 10 Registration Statement under the Securities Exchange Act of 1934: a. Articles of Incorporation; b. Bylaws;
c. Instruments defining rights of security holders, including indentures; d. Material contracts; e. Subsidiaries of Registrant and
f. Additional Exhibits.

       (11)   Statement   re: computation of  per  share earnings.  See
Note B (1) to the financial statements.

There are  no  other exhibits specified in  Item  601   of   Regulation
S-B to be included with this filing.



                           SIGNATURES

       In accordance with Section  13  or  15(d) of the Exchange   Act,
the registrant has duly  caused this report to   be   signed   on   its
behalf by the undersigned, thereunto duly authorized.


ARINCO COMPUTER SYSTEMS INC..



__________________________________________       Date: April 12, 1996
James A. Arias*,  President and Chief
           <F3>   Executive Officer and
                  Chief Financial Officer

In accordance with the Exchange Act,, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



____________________________________              Date: April 12, 1996
James A. Arias*., Director

<F3> *Only Mr. Arias is an officer or a director of the Registrant.