Form 10QSB
period 1997-03-31
REALCO INC /NM/
filed 1997-05-15
CIK 82409

U.S. Securities and Exchange Commission
                        Washington, D.C.  20549
                               Form 10-QSB


(Mark One)

[XX]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  March 31, 1997

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                     THE SECURITIES ACT OF 1934

     For the transition period from  ---------- to----------

                   Commission file number 0-27552

                            REALCO, INC.
                          _______________

 (Exact name of small business issuer as specified in its charter)

        New Mexico                               85-0316176
  (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)            Identification No.)


              1650 University Blvd., N.E., Suite 5-100
                    Albuquerque, New Mexico 87102
              (Address of principal Executive offices)


                           (505) 242-4561
                     (Issuer's telephone number)
                      --------------------------

(Former   name,  former  address and  former   fiscal  year, if
 changed since last report)

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

       The  number  of shares  of  the  registrants   no   par
value  common     stock,    the   issuers    only   class   of
common    stock,  outstanding   as  of  May  15,  1997,   was:
2,820,000

Transitional Small Business Format (check one) Yes [   ]No[XX]


PART I.  FINANCIAL INFORMATION.
   Item 1.  FINANCIAL STATEMENTS


                            REALCO, INC.
                       CONDENSED BALANCE SHEET
                           March 31, 1997
  ASSETS                    (Unaudited)

  Cash and cash equivalents                             $  3,455,670
  Restricted cash                                            456,506
  Securities available for sale                              267,790
  Accounts and notes receivable                            4,914,813
  Inventories                                              9,244,197
  Property & equipment (net)                                 822,282
  Investments - equity method                              1,300,388
  Deferred income taxes                                      175,188
  Other assets                                             2,109,739
                                                         -----------
                                                         $22,746,573
                                                         ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY
  Notes payable                                          $ 6,486,945
  Lease obligations                                          141,497
  Billings in excess of costs
   and estimated earnings on
   uncompleted contracts                                       7,156
  Construction advances and notes
   payable, collateralized by inventories                  3,341,773
  Accounts payable and accrued
   liabilities                                             1,160,162
  Escrow funds held for others                               456,506
                                                          ----------
        Total liabilities                                 11,594,039
                                                          ----------
Stockholders' equity
   Preferred stock no par value - authorized
    500,000 shares;
     Series A - issued and outstanding
       82,569 shares                                         825,690
     Series B - issued and outstanding
       217,859 shares                                      2,178,590
     Series D - issued and outstanding
       24,297 shares                                         242,970
   Common stock no par value;
    authorized, 6,000,000 shares, issued
    2,845,000 shares                                       7,712,461
   Retained earnings                                         213,249
   Unrealized gains on available-for-sale
    securities, net of tax                                    15,792
                                                          ----------
                                                          11,188,752
   Less cost of 14,500 shares held in treasury                36,218
                                                          ----------
                                                          11,152,534
                                                          ----------
                                                         $22,746,573
                                                         ===========

 The accompanying notes are an integral part of these statements.


                           REALCO, INC.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)

                                          Three months   Three months
                                             Ended          Ended
                                           March 31,       March 31,
                                              1997           1996

REVENUES
  Brokerage commissions and fees           $ 3,377,320   $ 2,657,872
  Sales of homes                             5,182,448     1,563,883
  Sales of developed lots                      268,000        69,000
  Equity in net earnings of investees          268,082        91,262
  Interest and other, net                      185,671       215,184
                                           -----------   -----------
                                             9,281,521     4,597,201
COSTS AND EXPENSES
  Cost of brokerage revenue                  2,348,383     1,793,953
  Cost of home sales                         4,855,516     1,365,979
  Cost of developed lots sold                  288,301        68,045
  Selling, general and administrative        1,440,726     1,022,197
  Depreciation and amortization                120,294        92,893
  Interest and other expense                   160,956        98,371
                                           -----------   -----------
                                             9,214,176     4,441,438
                                           -----------   -----------
 Income before provision
      for income taxes                          67,345       155,763

INCOME TAX EXPENSE                              31,331        51,060
                                           -----------   -----------
NET EARNINGS BEFORE PREFERRED
  STOCK DIVIDEND REQUIREMENT                    36,014       104,703


PREFERRED STOCK DIVIDEND REQUIREMENT            30,547        29,100
                                           -----------   -----------

    NET EARNINGS AVAILABLE FOR COMMON
      SHARES                                $    5,467   $    75,603
                                           ===========   ===========

Earnings per common share                   $     0.01   $      0.04
Earnings after preferred
  stock dividend requirement                $     - -    $      0.03
                                           ===========   ===========

Weighted average shares outstanding          2,839,844     2,460,385
                                            -----------  -----------


The accompanying notes are an integral part of these statements.

                           REALCO, INC.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)

                                           Six months      Six months
                                              Ended          Ended
                                            March 31,       March 31,
                                              1997            1996

REVENUES
  Brokerage commissions and fees           $ 5,705,850   $ 5,146,295
  Sales of homes                             9,505,679     3,994,357
  Sales of developed lots                      389,000       708,092
  Equity in net earnings of investees          442,178       137,660
  Interest and other, net                      520,376       306,211
                                           -----------   -----------
                                            16,563,083    10,292,615
COSTS AND EXPENSES
  Cost of brokerage revenue                  4,125,103     3,568,485
  Cost of home sales                         8,827,384     3,559,406
  Cost of developed lots sold                  406,776       712,883
  Selling, general and administrative        2,546,830     2,077,959
  Depreciation and amortization                217,014       160,228
  Interest and other expense                   319,697       114,815
                                           -----------   -----------
                                            16,442,804    10,193,776
                                           -----------   -----------
 Income before provision
      for income taxes                         120,279        98,839

INCOME TAX EXPENSE                              52,500        29,880
                                           -----------   -----------
NET EARNINGS BEFORE PREFERRED
  STOCK DIVIDEND REQUIREMENT                $   67,779    $   68,959

PREFERRED STOCK DIVIDEND REQUIREMENT            61,094        58,200
                                           -----------   -----------

    NET EARNINGS AVAILABLE FOR COMMON
      SHARES                                $    6,685    $   10,759
                                           ===========   ===========

Earnings per common share                   $     0.02     $    0.04
Earnings after preferred
  stock dividend requirement                $      - -     $     - -
                                           ===========   ===========

Weighted average shares outstanding          2,842,451     1,845,000
                                           -----------   -----------


 The accompanying notes are an integral part of these statements.

                          REALCO, INC.
                    STATEMENTS OF CASH FLOWS
                          (Unaudited)
                                                For the Six months ended
                                                         March 31,
                                                    1997         1996

Cash flows from operating activities
  Net earnings                                  $    67,779   $  68,959
  Adjustments to reconcile net earnings
    to net cash used by operating activities
       Depreciation and amortization                217,014     160,228
       Accretion of discount on notes payable        27,617          --
       (Net earnings of investees in excess of
         distributions) distributions in excess
         of earnings                               (421,471)     21,100
    (Gain) on sale of securities                    (45,365)    (77,774)
    Change in operating assets and liabilities
      (Increase) in accounts receivable            (139,519) (1,837,321)
       Decrease  (increase) in inventories        1,077,336  (2,381,883)
       Decrease in net billings related to costs
         and estimated earnings on uncompleted
         contracts                                  314,589          --
      (Increase) in other assets                   (784,631)    (32,577)
      Decrease in accounts payable and
        accrued liabilities                        (624,755)     (1,432)
      Increase in deferred tax asset                (87,454)    (28,070)
                                                  ----------  ----------
  Net cash used by operating
    activities                                     (398,860) (4,108,770)
                                                  ----------  ----------
Cash flows from investing activities
   Purchases of property and equipment             (547,315)    (96,311)
   Proceeds from sale of securities                  41,411     144,757
   Advances on notes receivable                  (1,056,468)         --
   Purchases of investments - equity method            (100)         --
   Cash acquired from purchase of Mull Realty       205,912          --
                                                 -----------  ---------
  Net cash (used ) provided in investing
     activities                                  (1,356,560)     48,446
                                                 -----------  ---------
Cash flows from financing activities
   Construction advances and notes
     payable, net                                   812,466    (815,359)
   Payments on capital lease obligations            (46,038)    (43,228)
   Proceeds from issue of subordinated notes             --   5,160,625
   Proceeds from issue of common stock                   --   6,172,974
   Purchase of common stock                         (36,218)         --
   Purchase of Series B preferred stock                   --     (5,000)
                                                 -----------  ----------
 Net cash provided from financing
   activities                                       730,210  10,470,012
                                                 ----------- ----------
    NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                (1,025,210)  6,409,688

Cash and cash equivalents at beginning
   of period                                      4,480,880     642,829
                                                  ---------   ---------
Cash and cash equivalents at end
   of period                                    $ 3,455,670 $ 7,052,517
                                                ============ ==========


   The accompanying notes are an integral part of these statements.


                      REALCO, INC.
                NOTES TO FINANCIAL STATEMENTS
                       March 31, 1997
                         (Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

      The  condensed  balance sheet as of  March  31,  1997,  the statements of operations for the three month and six month periods ended March 31, 1997 and 1996 and the statements of cash flows for the six month periods ended March 31, 1997 and 1996 have been prepared by the Company without audit. In the opinion of Management all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1997 and results of operations and cash flows for the six month periods ended March 31, 1997 and 1996 have been made.

      Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10KSB for the fiscal year ended September 30, 1996. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for a full year.

EARNINGS (LOSS) PER SHARE

       Earnings (loss) per share are computed using the weighted number of common shares outstanding of 2,842,451 for the six month period ended March 31, 1997 and 1,845,000 for the six month period ended March 31, 1996, respectively.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
CONDITION AND    RESULTS OF OPERATIONS

Operation by Group

      The following is Management's discussion and analysis of the financial condition and results of operations of the Company during the six month quarter ended March 31, 1997.

        Revenues of the Company are generated through commercial and residential real estate brokerage services, commercial and residential home construction sales, and various financing activities, which include residential construction lending through participation agreements with banks, land acquisition and development loans for single family residential subdivisions, and from recognition of revenues generated by other corporations in which the Company owns equity interests ("Investees), whose business currently consists of residential mortgage lending, title insurance and property and casualty insurance including all forms of life, accident and health insurance. The Company may participate from time to time as a 50% joint venture partner while affiliated companies may act as a financier, mortgage banker or insurance agent to the joint venture. The Company recognizes its share of income from
affiliate   Investee's   profits  and  losses   on   the   equity
recognition method.

      The Company currently operates its business within the Albuquerque, New Mexico and Phoenix, Arizona metropolitan areas. Since inception, management has planned expanding the Company's businesses and business concepts to other geographical areas, preferably within the southwest, that have similar demographics.

      Because of the various businesses in which the Company is engaged, it has defined the following business groups for purposes of accounting for revenue, costs and expenses:
Financial Services Group, Real Estate Brokerage Group and Construction and Land Development Group. Those areas of the Company's business are more fully discussed below.

Real Estate Brokerage Group.

      The Real Estate Brokerage Group currently consists of Hooten/Stall, Inc. located in Albuquerque, New Mexico and Mull-Smith, Inc., located in Sun City, Arizona. The business of each of these corporations is that of a real estate brokerage firm.

      During  the  past  two quarters the real estate  market  in
Albuquerque   experienced  a  marked  and  general   decline   in
residential sales. The Albuquerque Board of Realtors reported on April 14, 1997, that first-quarter home sales were down by approximately 18.3% when compared with the first quarter of 1996. The decline in sales is reflected in the revenue generated from commissions and sales by Hooten/Stall was $1,829,109 for the quarter ended March 31,
1997, a 32.33 % decline from its revenue from commissions and fees during the quarter ended March 31, 1996, of $2,702,657. Combined sales, which include a January 1, 1997 acquisition of Prudential Mull-Smith, a Northwest Phoenix based brokerage firm. Revenues for the six months ended March 31, 1997 were $5,949,576 compared to sales of $5,301,311, a 12.2% increase over 1996 results, however, Hooten/Stahl sales were $4,291,114 for the six month period, a decrease of $1,010,197, or 19.1% decrease from the six months ended March 31, 1996. Although the exact reason for the decline is unknown, there is speculation that the Albuquerque market is experiencing a correction of its current growth pattern. Historically, Albuquerque has experienced high levels of activity in both construction of new homes and resale of existing homes on a cyclical basis. Such cycles occurred from 1969 to 1972, from 1975 to 1978, from 1982 to 1986 and, most recently, from 1991 through the third quarter of 1996. If the Albuquerque market is following this cyclical pattern, it may last for as long as two years prior to experiencing new stimulated growth.

      An indication that in Albuquerque, New Mexico, the past two quarters may not be part of a cyclical period is the fact that sales have steadily increased during the first four months of 1997, but have not yet achieved the levels of 1996. The reasons for this increase is also speculative, with some suggestion that the increased sales may have been influenced by recent increases in interest rates. In any event, Management believes that it is too early to predict what the future market conditions will be. Because of these cyclical trends in each area of the country, Management believes that the Company should strive to locate similar businesses in cities that have cycles differing from those of Albuquerque. For that reason, the company acquired Prudential Mull-Smith, a real estate brokerage firm in the Phoenix, Arizona area. This new subsidiary was acquired only at the beginning of the quarter, which produced revenue of $1,658,462 and a pre-tax profit of $134,496 during the quarter ended March 31, 1997.

Construction and Land Development Group.

      The Construction and Land Development Group currently consists of Charter Building & Development Corp., Amity Inc., and various joint ventures involved in the acquisition and development of residential subdivisions, all located in the Albuquerque, New Mexico area.

      While the residential real estate market in Albuquerque was declining, the average cost of a residence was increasing. The Company's residential builder, Charter Homes, experienced revenues of $2,901,003, and a pre-tax loss of $91,921 during the period. During the quarter ended March 31, 1996, Charters revenues were $1,654,342 and it contributed $577 to the Company's pre-tax profits. The loss incurred during the current quarter was primarily due to an increase in administrative overhead of approximately 32% over the quarter ended March 31,1996, which was incurred in anticipation of increased building activity. Also, interest expense rose by approximately 135% to $115,437 as a result of investment in spec homes held for sale and increased inventory of building lots.

       The commercial real estate market in Albuquerque remained stable throughout the period. Amity, the Company's commercial builder, experienced sales of $2,585,742 for the
quarter   March   31,  1997  and  contributed  $72,253   to   the
Company's pre-tax profit. Amity was acquired by the Company on July 1, 1996 and no prior years comparisons of its performance is possible.

      Combined construction and land development revenues for the six months ended March 31, 1997 were $9,944,688, which includes  revenues  of  $3,467,125 contributed  by  Amity,  Inc., compared  to  revenues  of $4,732,658 for the  six  months  ended
March  31,  1996.   Pre-tax earnings for  the  six  months  ended
March 31, 1997, were $279,008 compared to pre-tax earnings of $121,778 for the six months ended March 31, 1996. The increase in net pre-tax earnings for the period ended March 31, 1997, were primarily due to the following; a $88,177 pre-tax income from Amity, a $334,216 income from the Company's land development investee activities, and a $145,015 loss from Charter. The Charter loss was primarily due to an increase in interest expense of $106,913 and increase in general and administrative expense of approximately $82,000. As discussed previously, the increase in interest expense is due to increased spec home inventory and building lot inventory.

      At March 31, 1997, Charter had a backlog of 31 units suggesting sales of $5,525,731, compared to a backlog of 23 units at December 31, 1996; valued at $4,378,936. New home sales have improved in recent weeks, however, it is not clear at this time whether the improved sales is due to an upswing in the new home building cycle, or whether consumers are accelerating their purchases in anticipation
of   increased   interest  costs  which   some   economists   are
projecting.

      As reported in the Company's Form 10-QSB for the period ended December 31, 1996, on November 25, 1996, the Company purchased approximately 90.5 acres of land adjacent to Albuquerque to be developed into 125 home building sites. This land purchase was completed through a combination of seller financing, bank borrowings and utilization of the restricted cash set aside for the purchase. During the current quarter, Albuquerque voters approved acquisition of certain lands to be preserved as open space. This parcel was selected as one of the tracts of land to acquired by the City. The City has filed a lawsuit to condemn the property, See Litigation below. The City paid $7,905,000 to the Joint Venture, an amount equal to the City's determination of the value of the parcel. This amount is sufficient to pay all obligations of the joint venture including all principal, interest and preferred return owed to the Company. To the extent that the price paid for the property is increased, either through further negotiations with the City or through a Court Order, the Company will participate in the increased funds when distributed to the Joint Ventures by the Joint Venture.

 Financial Services Group

      The Financial Services Group currently consists of all the Company's businesses and business interests that are not directly related to its real estate brokerage business or its real estate construction business. It includes Great American Equity, Inc., a wholly owned subsidiary that provides financing for the acquisition and development of residential home subdivisions, interim construction loans to certain clients of Hooten/Stahl , and minority interests in various Investee's whose business' includes, residential mortgage lending, title insurance and a general agency which provides a full line of liability, casualty, life, accident and health insurance, and the Company's investment portfolio.

        This group's income is currently derived primarily from investee investments and direct lending activities which utilizes the Company's uncommitted funds, in addition, it further leverages its investments through the use of participation agreements with assorted unrelated investors and financial institutions. All corporate expenses not specifically identifiable as having a direct relationship to a corporate subsidiarys business activities are charged to this group. Charges include all corporate general and administrative costs, which includes interest expense associated with the Company's publicly held subordinated debt.

      During the quarter ended March 31, 1997, gross revenues of $277,000 from this group, was derived from interest, investing gains and investee equity recognition, while similar revenues for the quarter ended March 31, 1996, were $266,000. General and administrative expense, depreciation and interest expense for the quarter ended March 31, 1997 were approximately $297,000, producing a loss of approximately $20,000 while the similar expense for the quarter ended March 31, 1996 was $215,000, producing pre-tax earnings of approximately $51,000. Revenues for the six months ended March 31, 1997 were 790,000 compared to revenues of $355,000 for the period ended March 31, 1996. General administrative expense, depreciation and interest expense for the six months ended March 31, 1997 were approximately $585,000, producing pre-tax earnings of approximately $205,000, while the similar expense for the six months ended March 31, 1996, was $274,000, producing pre-tax earnings of approximately $81,000.

       The Company concluded an Initial Public Offering of common stock and subordinated notes on February 2, 1996. The increase in expense for the quarter ended March 31, 1997 and the six months ended March 31, 1997 compared to the quarter ended March 31, 1996, and the six months ended March 31, 1996, was primarily due to the increase in and recognition of expenses associated with being a public company, including increased legal and accounting costs, key man life and directors and officers liability insurance, NASDAQ listing fees and goodwill amortization associated with previously concluded acquisitions. The loss of approximately $20,000 sustained by this group for the quarter ended March 31, 1997 compared to earnings of approximately $51,000 for the quarter ended March 31, 1996, was primarily the result of the additional expenses attributed to this group.

Consolidated   Quarterly   and  Six  Months   Operating   Results
for Periods Ended March 31, 1997 and 1996:

Revenues:

       The Company's total consolidated revenue for the quarter ended March 31, 1997 was $9,281,52 as compared to $4,597,201 during the same period in the preceding year.
This difference is primarily the result of income recognition of two subsidiaries, Amity, Inc., which was acquired on July 1, 1996 and Mull-Smith, Inc., which was acquired on January 1, 1997. These two subsidiaries contributed $4,244,204 in revenues during this three month reporting period. Revenues for the six months ended March 31, 1997 were $16,563,083 compared to revenues of $10,292,615 for the period ended March 31, 1996 again with the new subsidiaries contributing $5,125,587 of the increased revenues.

       Consolidated pre-tax earnings for the quarter ended March 31, 1997 were $67,345 compared to consolidated pre-tax earnings of $155,763 for the quarter ended March 31, 1996.
Consolidated pre-tax earnings for the six month period ended March 31, 1997 were $120,279, compared to consolidated pre-tax earnings of $98,839 for the period ended March 31, 1996.
The difference in pre-tax earnings for these three month and six month reporting periods was explained above in the group operating results discussion.

Net Earnings:

      The percentage of net earnings before preferred stock dividend requirements to total revenues was less than 1% for both the quarter and the six months period ended March 31, 1997, as a result of the previously noted factors.



Liquidity and Sources of Capital


      The Company's principal sources of liquidity are cash flow from operating activities, bank borrowing under both
term   and   revolving  credit  arrangements  and   approximately
$3,456,000 of the Registrant's current cash and cash equivalents. During the current quarter, the Company had utilized approximately $3,342,000 of revolving interim construction and inventory lines of credit from the approximately $15,000,000 available with various banks.

       The   Company  believes  that  the  cash  flow  from   its
operations  and  its  current cash and equivalents  will  sustain
its   operations  and  anticipated  internal  growth    for   the
ensuing twelve months.

                 PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      The Company is subject to certain legal claims from time to time and is involved in litigation that has arisen in the ordinary course of business. It is the Company's opinion that it either has adequate legal defenses to such claims or that any liability that might be incurred due to such claims will not, in the aggregate exceed the limits of the Company's operations or financial position. Insofar as known to management, there is no pending or threatened litigation involving the Company or it's assets.

      During the quarter ended March 31, 1997, the City of Albuquerque notified the Company that it intended to began condemnation procedures related to a parcel of land upon which the Company had a joint venture financing arrangement for development. Subsequently, on April 11, 1997, the City instituted the condemnation procedure and, because of its interest in the property, the Company was named as one of the defendant's in the action. The condemnation action is filed in the District Court for Bernalillo County, New
Mexico captioned City of Alb. vs. Vineyards Joint Venture and numbered CV 97-02912. Subsequent to the filing of the
action,  the  City  deposited  $7,905,000  as  payment  for   the
land and that money was distributed to the parties having a monetary interest in the property. This payment was based upon a purported appraisal of the property obtained by the City. As a result of the payment the Company received the payment of all of the money that it had advanced to the Joint Venture. The parties other than the City have also acquired a fair market appraisal of the property, which came to $9,650,000. The Court will eventually determine the actual value of the property for purposes of the condemnation should the parties not reach a compromise. As a
50%   joint   venture  partner,  the  Company  will  receive  its
share of any future payments that might result from the Court determining that the value of the property is greater than the City's offer or if the parties compromise for a higher dollar amount.

      The joint venture was left with sufficient balances after satisfying all its obligations with which to meet the expected legal expense to challenge the adequacy the fair market claim of vale by the City of Albuquerque verses the fair market value claim by the joint venture. The joint venture had provided the City with an MAI Fair Market Value Appraisal which suggested a value of $9,650,000. It is the position of the joint venture that a Condemnation Appraisal which the joint venture assumes the Courts would take into consideration may be substantially greater than the previously supplied Fair Market appraisal.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

      On March 21, 1997, the Company held its annual meeting of shareholders. Proxies were solicited for the meeting pursuant to Regulation 14A under the Exchange Act. The shareholders voted on the following matters in the way indicated:

      a.  Election  of  Directors. There was no  solicitation  in
opposition  to   management's  nominees  listed  in   the   proxy
statement and all of those nominees were elected.

      b. Amendment of Article IV of Articles of Incorporation. The shareholders approved amending Article V of the Articles of Incorporation to make certain adjustments in the Company's Preferred Stock as stated in the proxy statement. The shareholders voted on the amendment as follows:

     (1) To delete Part III of Article IV.

       For:       2,256,675
       Against:      42,625
       Withheld:      3,600
       Abstained:   842,528

     (2)  To  increase the number of shares authorized  by  Part
     IV of Article IV (the "Series `C' Preferred Shares") to 187,000 shares.

       For:       2,258,175
       Against:      14,125
       Withheld:      1,300
       Abstained:   871,828

     (3)  To  amend Parts  To delete Parts I,  II,  and  IV   of
     Article IV to provide that any shares of Class "A" or Class "B" Preferred Stock reacquired by the Company through conversion to common stock, by purchase or otherwise reacquired shall become and addition to the Preferred Shares authorized by Part IV of Article IV..

        For:      2,257,175
        Against:     12,825
        Withheld:     3,600
        Abstained:  871,828

     c.   Adoption  of  Key  Employee  Incentive  Stock  Option
     Plan: The shareholders approved the adoption of a key employee stock option plan as described in the proxy statement. The shareholders voted on the Plan as follows:

        For:      2,254,972
        Against:     42,625
        Withheld:       300
        Abstained:  871,828

      No other matters came before the shareholders at the meeting.

Item 5.  OTHER INFORMATION.,

      On February 27, 1997, the Board of Directors authorized the repurchase of up to 150,000 shares of the Company's common stock. During the quarter ended March 31, 1997, the Company purchased 14,500 shares at a cost of $36,218
bringing the total  shares  acquired  under  this  program   to
approximately 14,500 shares. The company is expected to continue its buy-back program during the ensuing quarters, subject to market conditions.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  The following exhibits are filed with this report:

            1.   Articles  of Amendment to  the  Articles   of
                 Incorporation.

            2.   Key  Employee Incentive Stock  Option   Plan.

     (b)  During   the  Quarter  the  Registrant   filed   the
          following Form 8-K and amendments thereto:

            1.   Form  8-K  filed  January 28, 1997, reporting
                 the acquisition  of   Mull  Realty   Company,
                 Inc.

            2.   Form  8-KA filed February 11, 1997, reporting
                 the  financial  statements   of  Mull  Realty
                 Company, Inc.

            3. Form 8-KA filed April 2, 1997, reporting the amended financial statements of Mull Realty
                 Company, Inc.


                         SIGNATURES

        Pursuant to the requirements of the Securities Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              REALCO, INC.



Date: May 15, 1997   S/ James A.Arias_________________________
                        James A. Arias, President

Date: May 15, 1997   S/ Melvin A.Hardison_____________________
                        Melvin A. Hardison Secretary\Treasurer
                        and Chief Financial Officer