Form 10QSB
period 1997-06-30
REALCO INC /NM/
filed 1997-08-14
CIK 82409

U.S. Securities and Exchange Commission
                      Washington, D.C.  20549
                           Form 10-QSB


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  June 30, 1997

  [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE
                   SECURITIES ACT OF 1934

     For the transition period from  ---------- to----------

               Commission file number 0-27552

                           REALCO, INC.

  (Exact name of small business issuer as specified in its
                          charter)

            New Mexico                     85-0316176
 (State or other jurisdiction of       ( I.R.S. Employer
  incorporation or organization)       Identification No.)


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

       The  number  of shares of the  registrants   no   par
value  common    stock,    the   issuers   only   class   of
common    stock,  outstanding as of August 13,  1997,   was:
2,804,000
Transitional Small Business Format (check one)
                                              Yes [   ] No[XX]







PART I.  FINANCIAL INFORMATION.

   Item 1.  FINANCIAL STATEMENTS

                             REALCO, INC.
                      CONDENSED BALANCE SHEET
                            June 30, 1997
  ASSETS                    (Unaudited)

  Cash and cash equivalents                           $5,488,941
  Restricted cash                                        414,394
  Securities available for sale                          223,784
  Accounts and notes receivable                        4,086,930
  Inventories                                         10,475,098
  Property & equipment (net)                             978,482
  Investments - equity method                          1,479,684
  Deferred income taxes                                   30,693
  Other assets                                         2,210,078
                                                     -----------
                                                     $25,388,084
                                                     ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY
  Notes payable                                      $ 5,083,331
  Lease obligations                                      121,830
  Construction advances and notes
   payable, collateralized by inventories              5,679,503
  Accounts payable and accrued
   liabilities                                         2,661,822
  Escrow funds held for others                           414,394
                                                     -----------
        Total liabilities                             13,960,880
                                                     -----------
Stockholders' equity
   Preferred stock - $10.00 per share liquidating
    value  - authorized 500,000 shares
      Series A - issued and outstanding
       82,569 shares                                    825,690
      Series B - issued and outstanding
       217,859 shares                                 2,178,590
      Series D -issued and outstanding
       24,297 shares                                    242,970
   Common stock no par value;
    authorized, 6,000,000 shares, issued
    2,845,000 shares                                  7,712,461
   Retained earnings                                    534,338
   Unrealized gains on available-for-sale
    securities, net of tax                               15,792
                                                    -----------
                                                     11,509,841
   Less cost of 38,000 shares held in treasury           82,637
                                                    -----------
                                                     11,427,204
                                                    -----------

                                                    $25,388,084
                                                    ===========

The accompanying notes are an integral part of these statements.

                            REALCO, INC.
                     STATEMENT OF OPERATIONS
                            (Unaudited)

                                     Three months     Three months
                                        Ended             Ended
                                       June 30,          June 30,
                                        1997               1996

REVENUES


  Brokerage commissions and fees      $ 4,759,100     $2,817,629
  Sales of homes                        2,845,870      2,734,670
  Sales of developed lots                 440,500        163,767
  Equity in net earnings of investees     174,429        117,950
  Interest and other, net                 595,698        287,247
                                      -----------     -----------
                                        8,815,597      6,121,263
COSTS AND EXPENSES
  Cost of brokerage revenue             3,333,212      1,969,437
  Cost of home sales                    2,568,699      2,557,253
  Cost of developed lots sold             447,744        151,925
  Selling, general and administrative   1,702,003      1,063,879
  Depreciation and amortization           113,084        112,775
  Interest and other expense              158,383        128,169
                                      -----------    -----------
                                        8,323,125      5,983,438
                                      -----------    -----------
 Income before provision
      for income taxes                    492,472        137,825

INCOME TAX EXPENSE                        191,500         50,620
                                      -----------    -----------
NET EARNINGS BEFORE PREFERRED
  STOCK DIVIDEND REQUIREMENT              300,972         87,205


PREFERRED STOCK DIVIDEND REQUIREMENT       30,547         28,725
                                      -----------      ---------

    NET EARNINGS AVAILABLE FOR COMMON
      SHARES                           $  270,425      $  58,480
                                       ==========      =========

Earnings per common share              $     0.10   $       0.03
Earnings after preferred
  stock dividend requirement           $     0.09   $       0.02
                                        =========      =========

Weighted average shares outstanding      2,820,489     2,845,000
                                       -----------   -----------
 The accompanying notes are an integral part of these statements.




                            REALCO, INC.
                     STATEMENT OF OPERATIONS
                            (Unaudited)

                                     Nine months       Nine months
                                        Ended             Ended
                                       June 30,          June 30,
                                        1997               1996

REVENUES

  Brokerage commissions and fees      $10,464,950    $ 7,963,924
  Sales of homes                       12,351,549      6,729,027
  Sales of developed lots                 829,500        871,859
  Equity in net earnings of investees     616,607        255,610
  Interest and other, net               1,116,074        593,458
                                      -----------    -----------
                                       25,378,680     16,413,878
COSTS AND EXPENSES
  Cost of brokerage revenue             7,458,315      5,537,922
  Cost of home sales                   11,396,083      6,116,659
  Cost of developed lots sold             854,520        864,808
  Selling, general and administrative   4,248,833      3,141,838
  Depreciation and amortization           330,098        273,003
  Interest and other expense              478,080        242,984
                                      -----------    -----------
                                       24,765,929     16,177,214
                                      -----------    -----------
 Income before provision
      for income taxes                    612,751        236,664

INCOME TAX EXPENSE                        244,000         80,500
                                      -----------    -----------
NET EARNINGS BEFORE PREFERRED
  STOCK DIVIDEND REQUIREMENT           $  368,751     $  156,164

PREFERRED STOCK DIVIDEND REQUIREMENT       91,641         86,175
                                      -----------      ---- ----

    NET EARNINGS AVAILABLE FOR COMMON
      SHARES                           $  277,110     $   69,989
                                       ==========      =========

Earnings per common share              $     0.13    $      0.07
Earnings after preferred
  stock dividend requirement           $     0.10    $      0.03
                                         =========     =========

Weighted average shares outstanding      2,835,130     2,381,496
                                        ----------    ----------
The accompanying notes are an integral part of these statements.                                       -----------  -----------




                            REALCO, INC.
                      STATEMENT OF CASH FLOWS
                            (Unaudited)
                                                 For the Nine months ended
                                                           June 30,
                                                      1997          1996

Cash flows from operating activities
  Net earnings                                    $  368,751    $ 156,165
  Adjustments to reconcile net earnings
    to net cash used by operating activities
       Depreciation and amortization                 330,098      273,003
       Accretion of discount on notes payable         41,426          --
       Net earnings of investees in excess of
         distributions distributions                (547,617)     (60,115)
        Gain on sale of securities                   (42,680)     (77,774)
       Provision for deferred income taxes            74,000          --
    Change in operating assets and liabilities
       Increase in accounts receivable              (585,862)  (2,710,574)
       Increase in inventories                      (153,565)  (3,709,085)
       Decrease in net billings related to costs
         and estimated earnings on uncompleted
         contracts                                   307,433         --
      (Increase) in other assets                    (930,045)     (47,791)
      Decrease in accounts payable and
        accrued liabilities                          876,905       533,556
      Increase in deferred tax asset                 (57,041)      (2,985)
                                                   ----------    ---------
  Net cash used by operating
    activities                                      (318,197)  (5,645,600)
                                                   ----------    ---------
Cash flows from investing activities
   Advances on notes receivable                   (1,298,123)        --
   Collections on notes receivable                 1,515,881         --
   Purchases of property and equipment              (801,230)   (150,261)
   Purchases of investments - equity method          (61,000)    (62,488)
   Purchase of Mull Smith, Inc.                     (376,404)        --
   Purchase of securities available for sale         (44,781)    (30,000)
   Proceeds from sale of securities                   73,156     144,757
   Cash acquired from purchase of Mull Smith, Inc.   205,912         --
                                                  ----------   ---------
  Net cash used in investing
     activities                                     (786,589)    (97,992)
                                                   ----------   ---------
Cash flows from financing activities
   Construction advances and notes
     payable, net                                  2,290,491    (744,596)
   Payments on capital lease obligations and debt    (95,007)    (65,356)
   Proceeds from issue of subordinated notes             --    5,160,625
   Proceeds from issue of common stock                   --    6,172,974
   Purchase of common stock                          (82,637)        --
   Purchase of Series B preferred stock                  --       (5,000)
                                                    ---------  ---------
 Net cash provided from financing
   activities                                      2,112,847  10,518,647
                                                   ---------   ---------
    NET INCREASE IN CASH AND CASH
      EQUIVALENTS                                  1,008,061   4,775,055

Cash and cash equivalents at beginning
   of period                                       4,480,880    642,829
                                                   ---------  ---------
Cash and cash equivalents at end
   of period                                    $  5,488,941 $ 5,417,884
                                                ============ ===========
  The accompanying notes are an integral part of these statements.


                               REALCO, INC.
                     NOTES TO FINANCIAL STATEMENTS
                              June 30, 1997
                               (Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

     The condensed notes as of June 30, 1997, the statements of operations for the three month and the nine month periods ended June 30, 1997 and 1996 and the statements of cash flows for the nine month periods ended June 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of Management all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1997 and results of operations and cash flows for the nine month periods ended June 30, 1997 and 1996 have been made.

    Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10KSB for the fiscal year ended September 30, 1996. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results for a full year.

EARNINGS PER SHARE

    Earnings per share are computed using the weighted avarage number of common shares outstanding of 2,835,130 for the nine month period ended June 30,1997 and 2,381,496 for the nine month period ended June 30, 1996, respectively.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

      The following is Management's discussion and analysis of the financial condition and results of operations of the Company during the nine month period ended June 30, 1997.

Operation by Group

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

Real Estate Brokerage Group.

       The Real Estate Brokerage Group currently consists of Hooten/Stahl, Inc. and First Commercial Brokerage Services, Inc., both located in Albuquerque, New Mexico and Mull-Smith, Inc., located in Sun City, Arizona in the Phoenix metropolitan area. The business of each of these corporations is that of a real estate brokerage firm.

     The Registrant's residential home sales company in Albuquerque, Prudential Hooten/Stahl, Inc. Realtors, had revenue generated from commissions and sales of $2,632,000 for the quarter ended June 30, 1997, compared to $2,922,000 for the quarter ended June 30, 1996. Approximately $460,000 of the 1996 revenue was from in-house sales for one developer/ home builder who elected to create his own sales force. The remaining Hooten/Stahl operation provided an increase in revenue of about $170,000 or 7% over 1996. The June increase follows the trend reported by The Albuquerque Board of Realtors whose quarterly figures show an 18% drop in the March quarter with an increase of 15% for the June 1997 quarter when compared to 1996.

    Although sales have increased during the current quarter, there is continuing speculation that the Albuquerque market is experiencing a correction of its current growth pattern. Historically, Albuquerque has experienced high levels of activity in both construction of new homes and resale of existing homes on a cyclical basis. Such cycles occurred from 1969 to 1972, from 1975 to 1978, from 1982 to 1986 and, most recently, from 1991 through the third quarter of 1996. If the Albuquerque market is following this cyclical pattern, it may last for as long as two years prior to experiencing new stimulated growth.

    An   indication  that in Albuquerque, New Mexico, the  past  three quarters may not be part of a cyclical period is the fact that sales have steadily increased since January of 1997, but have not yet achieved the levels of 1996. The reasons for this increase is also speculative, with some suggestion that the increased sales may have been influenced by recent decreases of interest rates. Because of these cyclical trends in each area of the country, Management believes that the Company should strive to locate similar businesses in cities that have cycles differing from those of Albuquerque. For that reason, the company acquired Prudential Mull-Smith, a real estate brokerage firm in the Phoenix, Arizona area. This subsidiary which was acquired on January 1, 1997 has produced revenues of $3,732,000 and a pre-tax profit of $417,000 during the two quarters.

Construction and Land Development Group.

       The Construction and Land Development Group currently consists of Charter Building & Development Corp., Amity Inc., and various joint ventures involved in the acquisition and development of residential subdivisions, all located in the Albuquerque, New Mexico area.

      While the residential real estate market in Albuquerque was declining, the average cost of a residence was increasing. The Company's residential builder, Charter Homes, experienced revenues of $2,854,000, and a pre-tax loss of $275,000 during the quarter. During the quarter ended June 30, 1996, Charters revenues were $2,944,000 and it contributed $109,000 to the Company's pre-tax profits. The loss incurred during the current quarter was primarily due to the lack of sufficient revenues to absorb the administrative overhead and interest expense associated with the finished lot inventories held by the Company. Interest expense rose by approximately 16% to approximately $96,000 as a result of investment in spec homes held for sale and increased inventory of building lots.

      The commercial real estate market in Albuquerque was slow during the period for Amity, Inc., the Company's commercial builder. They recognized sales of $447,000 for the quarter ended June 30, 1997 and contributed $3,000 to the Company's pre-tax profit. Amity was acquired by the Company on July 1, 1996 and is not included in prior year numbers.

      Combined construction and land development revenues for the nine months ended June 30, 1997 were $13,246,000, (which includes revenues of $3,914,000 contributed by Amity, Inc.), compared to revenues of $7,676,000 for the nine months ended June 30, 1996. Pre-tax earnings for the nine months ended June 30, 1997, were $107,000 compared to pre-tax earnings of $112,000 for the nine months ended June 30, 1996. The decrease in net pre-tax earnings for the quarter ended June 30, 1997, were primarily due to an increase in the loss from Charter of $332,000 offset by a $91,000 pre-tax income from Amity and $241,000 increase in income from the Company's land development investee activities.

     At June 30, 1997, Charter had a backlog of 33 units suggesting sales of $5,958,000, compared to a backlog of 31 units at March 31, 1997; valued at $5,526,000. While new home closings have receded during this quarter, closings are expected to improve during the next quarter as a result of projected completion and delivery of homes currently under construction. It is still not clear at this time what factors are causing this volatile behavior in housing demand in the Albuquerque market.

      As previously discussed in the Company's Form 10-QSB for the period ended March 31, 1997, on November 25, 1996, the Company, through a joint venture purchased approximately 90.5 acres of land adjacent to Albuquerque to be developed into 125 home building sites. During the quarter ended March 31, 1997, Albuquerque voters approved acquisition of certain lands to be preserved as open space. This parcel was selected as one of the tracts of land to be acquired by the City and The City filed a lawsuit to condemn the property, See Litigation below. During the current quarter, the City paid $7,905,000 to the Joint Venture, an amount equal to the City's determination of the value of the parcel. This amount was sufficient to pay all obligations of the joint venture including all principal, interest and preferred return owed to the Company. The Joint Venture responded to the suit by filing its claim of value for the subject land of $15,000,000, while the Registrant filed its own claim in the amount of $1,500,000 in that action. The Registrant's claim is in behalf of certain of its operating units to seek reimbursement for projected operating gains from which it has been deprived due to the taking of the land. To the extent that the price paid for the property is increased, or the Registrant is successful in receiving restitution for lost profits either through further negotiations with the City or through a Court Order, the Company will recognize such proceeds as additional profit.


Financial Services Group

      The   Financial  Services Group currently  consists  of   all  the
Company's businesses and business interests that are not directly related to its real estate brokerage business or its real estate construction business. It includes Great American Equity, Inc., a wholly owned subsidiary that provides financing for the acquisition and development of residential home subdivisions, interim construction loans to certain clients of Hooten/Stahl , and it owns minority interests in various Investee's whose business' includes, residential mortgage lending, title insurance and a general insurance agency which provides a full line of liability, casualty, life, accident and health insurance, and the Company's investment portfolio.

     This group's income is currently derived primarily from investee investments and direct lending activities which utilizes the Company's uncommitted funds. In addition, it further leverages its investments through the use of participation agreements with assorted unrelated investors and financial institutions. All corporate expenses not specifically identifiable as having a direct relationship to a corporate subsidiary's business activities are charged to this group. Charges include all corporate general and administrative costs, which includes interest expense associated with the Company's publicly held subordinated debt.

     During the quarter ended June 30, 1997, gross revenues of $791,000 from this group, was derived from interest, investing gains and investee equity recognition, while similar revenues for the quarter ended June 30, 1996 were $297,000. General and administrative expense, depreciation and interest expense for the quarter ended June 30,
1997 were approximately $298,000, producing a gain of approximately $494,000 while the similar expense for the quarter ended June 30, 1996 was $264,000, producing pre-tax earnings of approximately $31,000. Revenues for the nine months ended June 30, 1997 were $1,575,000 compared to revenues of $651,000 for the period ended June 30,1996. General and administrative expenses, depreciation and interest expense for the nine months ended June 30, 1997 were approximately $883,000, producing pre-tax earnings of approximately $693,000, while the similar expenses for the nine months ended June 30, 1996, was $538,000, producing pre-tax earnings of approximately $112,000.

    The significant increase in revenues and pre-tax earnings for 1997 in the Financial Services Group resulted primarily from 1) increased financing activities for the Company's builder groups; 2) increased and new sources for residential and commercial mortgage fees; and 3) increased interest income from land development financing projects plus accelerated recognition of participation and profit sharing earnings from the land development project which was subject to condemnation action by The City of Albuquerque as previously discussed. Becauese of the uniqueness of the last item, there is no anticipation that the Financial Services Group revenue and pre-tax earnings will continue at the level realized during the quarter ended June 30, 1997.

      The Financial Services Group interest expense for the respective nine month periods was $453,000 for 1997 compared to $220,000 for 1996; an increase of $233,000. This was primarily due to interest on the $5,750,000 of subordinated notes which were issued in February, 1996. The 1996 period included this expense for about five months while it was present for all nine months in 1997. This interest expense item includes both the 9.5% stated rate plus amortization of the original issue discount on the notes.

Consolidated Quarterly and Nine Months

Operating  Results for Periods Ended June 30, 1997 and 1996:

Revenues:

      The Company's total consolidated revenue for the quarter ended June 30, 1997 was $8,815,597 compared to $6,121,263 for the quarter ended June 30, 1996. This $2,694,000 increase over the same period last year was due primarily to Mull-Smith revenue of $2,073,000 and $308,000 increase in interest and other income from the Financial Services Group. Revenues for the nine months ended June 30, 1997 were $25,378,680 compared to $16,413,878 for the same period in 1996. This $8,965,000 increase in 1997 again was due to the $791,000 of revenues from Financial Services Group, the revenues of Mull-Smith of $3,732,000 and Amity, Inc. of $3,914,000.

     With the exception of interest expense as noted above, other costs and expenses were somewhat constant as a percentage of related revenues for the 1997 and 1996 periods. Selling, general and administrative expenses were slightly higher as a percentage of total revenues in part due to the lack of sufficient revenues of the Construction Group to absorb increased overhead of that Group in 1997.

Net Earnings:

    The percentage of net earnings before preferred stock dividend requirements to total revenues was approximately 3.4% for the current quarter and approximately 1.5% for the nine months period ended June 30, 1997, as a result of the previously noted factors.

Liquidity and Sources of Capital

      The Company's principal sources of liquidity are cash flow from operating activities, bank borrowing under both term and revolving credit arrangements and the $5,488,941 of current cash and cash equivalents. During the current quarter, the Company had utilized approximately $5,679,500 of revolving interim construction and inventory lines of credit from the approximately $15,000,000 available with various banks.

      The  Company believes that the cash flow from its operations   and
its current cash and cash equivalents will sustain its operations and anticipated internal growth for the ensuing twelve months.

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


     On April 11, 1997, the City instituted the condemnation procedure related to aparcel of land upon which the Company had a joint venture financing arrangement for development. Because of its interest in the property, the Company was named as one ofthe defendant's in the action. The condemnation action is filed in the District Court for Bernalillo County, New Mexico captioned City of Alb. vs. Vineyards Joint Venture and numbered CV 97-02912. Subsequent to the filing of the action, the City deposited $7,905,000 as payment for the land and that money was distributed to the parties having a monetary interest in the property. This payment was based upon a purported appraisal of the property obtained by the City. The Company received the payment of all of the money that it had advanced to the Joint Venture. The Court will eventually determine the actual value of the property for purposes of the condemnation should the parties not reach a compromise. As a 50% joint venture partner, the Company will receive its share of any future payments that might result from the Court determining that the value of the property is greater than the City's offer or if the parties compromise for a higher dollar amount. In addition, the Registrant, has made an independent claim in the action for loss of profits which it has sustained due to the condemnation action by the City. There is a disagreement between the City and the defendants over the true value of the condemned property.

     Management believes the joint venture was left with sufficient balances after satisfying all its obligations with which to meet the expected legal expense to challenge the adequacy of the fair market claim of value by the City of Albuquerque verses the fair market value claim by the joint venture.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES

         None

ITEM 5.  OTHER INFORMATION.

On February 27, 1997, the Board of Directors authorized the repurchase of up to 150,000 shares of the Company's common stock. During the quarter ended June 30, 1997, the Company purchased 23,500 shares at a cost of $46,419 bringing the total shares acquired under this program to approximately 38,000 shares. The company may continue its buy-back program during the ensuing quarters, subject to market conditions.

ITEM.     6.  EXHIBITS AND REPORTS ON FORM 8-K.

         None

SIGNATURES

Pursuant   to  the  requirements  of the Securities Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALCO, INC.

Date:    August 14, 1997

                 S/ James A. Arias
                 ----------------
                 James A. Arias, President


Date:    August 14, 1997

                  S/ Melvin A. Hardison
                  ---------------------
                  Melvin A. Hardison
                  Secretary\Treasurer
                   and Chief Financial Officer