Form 10KSB
period 1997-09-30
REALCO INC /NM/
filed 1997-12-29
CIK 82409

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-KSB

                           (Mark One)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES
                          EXCHANGE ACT
                     OF 1934 [NO FEE REQUIRED]

          For the fiscal year ended September 30, 1997

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE
                  ACT OF 1934 [NO FEE REQUIRED]

                Commission File Number:  0-27552

                          REALCO, INC.
     (Exact name of registrant as specified in its charter)

             New Mexico                             85-0316176
    State or other jurisdiction of               (I.R.S.Employer
 incorporation or other organization           Identification No.)

  1650 University Boulevard, N.E., Suite 5-100, Albuquerque, New
                          Mexico, 87102
  ____________________________________________________________
    (Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code: 505-242-4561

Securities registered pursuant to Section 12(b) of the Act: None

   Securities registered pursuant to Section 12(g) of the Act:

                    No Par Value Common Stock
                      ____________________
                        (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State   issuer's  revenues  for  its  most  recent  fiscal  year:
$30,550,788

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: On December 23, 1997, based on the price quoted by NASDAQ, the market value was $5,585,000.

The number of shares outstanding of each of the Registrant's classes of voting stock, as of December 23, 1997 , was:

     No Par Value Common:     2,780,000 shares.
     Series A Preferred:         82,569
     Series B Preferred:        212,859
     Series D Preferred:         23,919

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

General

The   Registrant's  principal  executive  offices are located  at
1650  University Blvd. NE, Suite 5-100,  Albuquerque,  New Mexico
87102,  and  its telephone number at that location  is  (505)242-
4561.

The Registrant was organized in 1983 as a private investment company providing funds to others in the form of loans or equity. Through its wholly owned subsidiaries, it engaged in the business of arranging and participating in secured loans involving various forms of real estate acquisitions and ventures. Beginning in October, 1994, it changed its business strategy and developed a plan to create a financial group of interrelated companies to provide a full range of real estate services.

In March , 1995, the acquisited several wholly-owned subsidiaries including Charter Building and Development Corp. (Charter), a residential home building contractor and Hooten-Stahl, Inc.(Hooten/Stahl) a real estate brokerage business. The acquired corporations's shareholders exchanged all of their Common Stock, representing approximately 98% of the outstanding stock, for an aggregate of 82,569 shares of the Registrant's Series A Preferred Stock and 228,859 shares of the Registrant's Series B Preferred Stock.

Following the acquisition of Charter and Hooten/Stahl, the Registrant, in February , 1996, successfully concluded a public offering of securities, at which time Charter began a marketing effort to obtain agreements with additional builders in the Albuquerque area, to build and market homes under fee arrangements. Charter has secured two such contracts whereby Charter is building homes under the trade name of each of the builders. In addition to a construction fee, Hooten/Stahl has secured an exclusive marketing agreement for the marketing of those Charter built branded homes.

In April , 1996, the Registrant commenced residential construction lending activity. Its lending subsidiary, Great American Equity Corporation, Inc ("GAEC"), has entered into two such participation agreements with local banks, which agreements are contemplated to provide an annual residential home construction funding budget of approximately $24 million. As of September 30, 1997, the Registrant and its bank partners had approximately $3,115,000 in outstanding loans and/or funding commitments, of which approximately $779,000 is the Registrant's participation. The Registrant had expected to commit approximately $3 million of its funds to this project, while the banks will provide approximately $9 million of matching funds, however, new home construction is lagging behind the previous year and consequently the Registrant does not anticipate funding its lending capacity during the ensuing fiscal year. This kind of loan generally matures within six months and the Registrant anticipates that upon repayment of outstanding loans the funds will be reinvested in the continuation of this lending activity.


Also in April , 1996, the Registrant's subsidiary PHS, Inc. entered into a joint venture with CTX Mortgage Company, a full service residential mortgage provider. The joint venture began operations at each of its three Hooten/Stahl branch locations. By October 1996, the joint venture was fully operational and PHS, Inc. recorded approximately $249,000 as its share of income for the year ended September, 1997.

In July , 1996, the Registrant acquired all of the outstanding and issued common shares of stock of Amity, Inc., (Amity), an Albuquerque, New Mexico based general contractor specializing in commercial construction, including commercial tenant improvements and residential remodeling. The Registrant exchanged 24,297 shares of its Series D Convertible Preferred Stock, $10.00 per share liquidation value, bearing 3% cumulative dividend, for all of the issued and outstanding Amity shares.

In January , 1997 the Registrant acquired for cash and notes, Mull Realty Co., Inc., a residential and commercial brokerage company which primarily conducts its business in Northwest Phoenix and to a lesser extent, in central Phoenix, Arizona. This company operates under the trade name of Prudential Preferred Properties. For the twelve months ended December 31, 1997, the company is expected to exceed the projected pretax earnings threshold associated with the purchase agreement. The company is currently seeking new acquisition opportunities in the greater Phoenix area. The Registrant expects to introduce its residential mortgage origination business into the Phoenix, Arizona area by placing at least one new office of PHS Mortgage Co., an affiliate, within Prudential Preferred Properties offices.

On May 1, 1997, the Registrant acquired for cash selected assets and liabilities of First Commercial Real Estate Services, Inc., an Albuquerque, New Mexico based commercial brokerage company. Since the acquisition, First Commercial has introduced several construction and financing opportunities to other of the Registrants subsidiaries and affiliates including the formation within First Commercial of a property management division.

On August 1, 1997, the Registrant participated in the purchase of all outstanding common stock of Miller & Schroeder, Inc., a financial services firm, by MI Acquisition Corporation, (MI).. The Registrant through a combination of Company cash and borrowings acquired approximately 13% ownership of MI and the Registrant's President has been appointed to its Board of Directors. The Registrant and Miller & Schroeder Financial have begun to cross market some of its services and products.

Operating Strategy

The Registrant's business activities are located in the metropolitan area of Albuquerqe, New Mexico and Phoenix, Arizona. Since February of 1996, the Registrant has expanded its financial, construction and brokerage activities to its core of business in a continuing effort to become a one stop source for small to medium size independent home builders and developers who may need to acquire financing, marketing and sales support.

The Registrant believes that it can capitalize on its operating methods and strategies, which it is introducing to its existing markets, for expansion to other geographical areas. For example, the Registrant believes that expansion to other markets may be achieved by its acquisition of either real estate or building companies. Once such a business is acquired, the strategy will be to export to its new market the entire array of business activities of the Registrant.

On   a  continuing  basis,  the  Registrant  has  been  exploring a variety of acquisition opportunities, consisting of service, product and distribution businesses. The Registrant's acquisition strategy complements the plan of internal growth charted for its existing activities.

Inventory Acquisition and Development

During the fiscal year ended September 30, 1997 the Registrant acquired a parcel of undeveloped land for development of residential golf home sites located in Rio Rancho, New Mexico and fourteen fully developed home sites in the Northeast foothills of Albuquerque, New Mexico. The undeveloped land purchase and development costs are completely bank financed while the fully developed building homesite purchased were financed by a combination of the Registrant's working capital funds and bank financing.

Financing of existing residential homesite inventories of the Registrant are generally first position secured loans which are generally provided by local banks with whom the
Registrant has credit facilities, on such terms and conditions as are customary in the geographical market in which the Registrant does business. Subordinate second position secured loans are generally provided by a combination of Registrant funds and outside third party participants. This tier of subordinated debt is generally granted an "Equity Kicker" in the form of additional preferential payments per residential lot sold, in addition to the return of principal and interest. Interest, terms and conditions are customary in the market in which the Registrant does business. The Registrant is sometimes requested by the first position lender, (bank) to guarantee the entire debt obligations.

The  Registrant  has  from  time  to  time  acquired  residential
building   home   sites   by  utilizing   its   available   cash,
consequently,   a   significant  portion   of   the   Registrants
residential homesite building inventory is unencumbered.

On July 29, 1996, Charter, entered into a joint venture agreement, (Success Venture), in which Charter became a 50% joint venturer. The joint venture acquired undeveloped land located in the Northeast quadrant of Albuquerque, New Mexico, and develope 82 residential home sites. The purchase price of the undeveloped land was $2,825,000. The land purchase and funds required to fully develop the property were borrowed from a bank and from the seller of the property. The Registrant executed a first mortgage and note on the property in the amount of $2,500,000 and a second mortgage and note in the amount of $1,556,000. At September 30, 1997, the balance of the combined first and second mortgage liabilities were approximately $760,000.

As of September 30, 1997, the Registrant owned or controlled through various joint venture arrangements and purchase agreements, over 230 developed or currently under development, home sites within the Albuquerque, New Mexico metropolitan area. Inventory of home sites controlled by the Registrant, are utilized by Charter and are also available for sale to other home builders and individuals.

Hooten/Stahl currently represents approximately 50 independent home custom builders in an exclusive marketing arrangement. These builders are part of a "Builders Group" within the Hooten/Stahl client base. Any of the builders in the "Builders Group" may draw on the available building site inventory controlled by the Registrant. In addition, any independent qualified builder within the "Builders Group" may secure residential construction loans from the Registrant's GAEC lending subsidiary.

Competition and Market Factors

Each of the Registrant's subsidiaries competes principally on the basis of reputation in the community in which it serves. However, the Registrant competes in a highly competitive environment typical of all real estate dependent companies. All of the Registrant's subsidiaries compete with companies, nearly all of which have greater financial resources than the Registrant. It is for that reason that the Registrant continues to undertake to form strategic alliances with other companies with greater financial resources and expertise.

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

The real estate industry, and the Registrant's business, is cyclical and is affected by consumer confidence levels, prevailing economic conditions and interest rates. Other factors effecting business include increases in construction costs, increases in costs associated with home ownership such as property taxes, changes in consumer preferences and demographic trends. The Registrant believes that its strategy of vertical integration has allowed it to remain profitable during downturns in the cycle and attempt to build a dominance in its markets during such times, however, there can be no assurance that this strategy will be successful.


Employees

As of September 30, 1997, the Registrant, including its subsidiaries, had 112 full and part time employees. They were employed as follows: corporate, 8 full-time: residential and commercial construction, 30 full-time and 2 part-time; and real estate brokerage, 47 full-time and 25 part-time. In addition, real estate brokerage has approximately 370 sales associates who are independent contractors. The construction segment of the Registrant normally hire independent subcontractors to provide the skilled labor needed to construct their projects.

ITEM 2: DESCRIPTION OF PROPERTIES

The Registrant leases, on a month to month basis, approximately 6,600 square feet of office space at $4,100 per month for its executive and construction offices. Mr. James A. Arias, the Registrant's President, is a part owner of the building in which the executive offices are located. The Registrant' lease arrangement is considered a below market lease as to terms and square foot cost when compared to all other leases currently in effect within the building.

The Registrant leases space for three real estate brokerage offices, all located within the Albuquerque, New Mexico metropolitan area. Leases include space ranging from 8,600 square feet to 13,900 square feet at monthly rental costs ranging from $8,600 per month to $13,900 per month. One lease is with the Registrant's Executive Vice President and Chairman of Hooten/Stahl, Mr. Bill E. Hooten. Prior to entering into the lease with Mr. Hooten, the Registrant acquired an independent determination of fairness and reasonableness of the lease and its annual rental of $103,200. The lease with Mr. Hooten expired on January 31, 1997, and has continued to be in effect on a month to month basis. Lease terms and conditions have remained unchanged throughout the fiscal year and are expected to remain unchanged for the ensuing fiscal year.

ITEM 3: LEGAL PROCEEDINGS

The Registrant is subject to certain legal claims from time to time and is involved in litigation that has arisen in the ordinary course of its business. It is the Registrant's opinion that it either has adequate legal defenses to such claims or that any liability that might be incurred due to such claims will not, in the aggregate, exceed the limits of the
Registrant's insurance policies or otherwise result in any material adverse effect on the Registrant's operations or financial position. The only litigation in which the Registrant is involved that might be considered other than routine and ordinary is the following:

On April 11, 1997, the City of Albuquerque instituted condemnation proceedings related to a parcel of land upon which the registrant has a joint venture financing arrangement for development. This matter is more fully described in the Registrants 10-QSB filing of June 30, 1997. There has been continuing correspondence, verbally and written between the legal counsel for both parties in an effort to settle the matter, however, no settlement has been achieved and litigation may be necessary to determine the value of the property.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No   matters   were   submitted  to a vote of  security   holders
during the fourth quarter of the fiscal year ended September 30, 1997.

PART II

ITEM  5:  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
STOCKHOLDER MATTERS

The Registrant's common stock is traded on the Nasdaq National Market tier of The Nasdaq Stock market and is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol RLCO. The following table sets forth from February, 1996 through September 30, 1997, the range of the high and low last reported sale prices as reported by NASDAQ.

                           High       Low        High      Low
                           ____       ___        ____      ___

                            Fiscal 1997           Fiscal 1996

          First Quarter    3 5/8       2              N/A
          Second Quarter   3 1/8       2          6        4 5/8
          Third Quarter    2 7/8       2 1/4      5 3/4    5 3/8
          Fourth Quarter   4           2 1/4      4        3 1/8

On December 23, 1997, the last sale price for the common stock, as reported by NASDAQ, was $2.75 per share. As of December 23, 1997, there were approximately 700 beneficial holders of the common stock.

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


ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Operation by Segment

Revenues of the Company are generated through the following segments: (1) real estate brokerage both residential and commercial; (2) construction both residential and commercial, including land development activities, and (3) financing activities which include residential construction lending through participation agreements with banks, land acquisition and development loans for single family residential subdivisions, and from recognition of revenues generated by other entities in which the Company owns equity interests whose businesses currently consist of commercial and residential mortgage lending, and to a minor extent, property and casualty insurance. The Company may participate from time to time as a 50% joint venture partner while affiliated companies may act as a financier, mortgage banker or insurance agent to the joint venture. The Company recognizes its share of income from affiliate investee's profits and losses on the equity recognition method.

The Company currently operates its business within the Albuquerque, New Mexico and Phoenix, Arizona metropolitan areas. Since inception, management has planned expanding the Company's businesses and business concepts to other geographical areas, preferably within the southwest, that have similar demographics.

Because  of  the  various  businesses in  which  the  Company  is engaged, it has defined the following business segments for purposes of accounting for revenue, costs and expenses: Real Estate Brokerage Segment, Construction and Land Development Segment and Financial Services Segment. These areas of the Company's business are more fully discussed below.

Real Estate Brokerage Segment:

The real estate brokerage segment consists of Prudential Hooten/Stahl, Realtors, Prudential Preferred Realty (formerly
Mull-Smith, Inc.) and First Commercial Real Estate Services, Inc.. The Company transferred ownership of the preceding subsidiaries to another existing subsidiary now named Real Estate Brokerage Services, Inc. (REBS) during the year. This transfer did not affect operations of this segment; however, operations for 1997 are not comparable to 1996 because 1997 includes Prudential Preferred Realty for nine months and First Commercial Real Estate Services, Inc. for five months.

Total revenues from brokerage commissions and fees from unaffiliated customers increased $4,001,000 to $14,487,000 in 1997, an increase of 38% over 1996. The Arizona brokerage company provided commissions and fees of $5,116,000 for it's nine months operations in 1997. The Albuquerque companies (including $388,000 of commercial brokerage fees for 1997) realized an overall reduction in commissions and fees to unaffiliated customers of $1,115,000 to $9,370,000, a reduction of 11% compared to 1996. This reduction followed the general trend for the Albuquerque market for the period. In addition, Albuquerque commissions paid to independent contractor agents and the operating and administrative expenses were 71% and 34% respectively of the 1997 overall commission income; with each being an increase over the comparable 70% and 30% ratios for Albuquerque in 1996. These cost increases were partly due to increased competition for top agents and increased services provided all agents and customers all in efforts to retain market share. The Albuquerque companies realized an operating loss of ($541,000) for 1997 compared to an operating loss of ($354,000) in 1996. The Arizona company, Prudential Preferred Properties, contributed $479,000 in operating profits with commissions paid agents and operating and administrative expenses running 69% and 22% respectively. The lower commission splits and operating expenses reflect the Phoenix market where sales volumes continue high and competition for agents (including semi-retired agents) and the demand for expensive operating services have not been as strong.

Market conditions in residential resale activity have recently improved slightly in the Albuquerque area and estimates are for a continued modest increase for the coming year. Competition continues strong, especially in services rendered customers. There have been recent mergers of local realtors reportedly to afford enhanced services in this new internet world of residential real estate information. This has also apparently caused a drop in the total number of agents remaining active in the local area. Albuquerque management is currently implementing changes to increase market share by the addition of lower commission split agents, while reducing the percentage and amount of operating costs. Management anticipates that such changes could significantly reduce the operating loss from the Albuquerque residential brokerage activities for the year ending in 1998. The Arizona company anticipates continued good earnings and is looking for opportunities to expand business operations in the Phoenix market.

The Albuquerque commercial brokerage activity did not contribute significantly for its five months operations in 1997, producing a pre-tax loss of ($45,000). However, the addition of property management personnel and the integration of brokerage activity with financing sources and commercial construction company capabilities using value engineering, all within the Registrant, should enhance the profit contribution in the near future. Success in this latter activity could lead management to export this combination to other market areas.

Assets dedicated to the real estate brokerage segment increased $1,821,000 to $3,456,000 in 1997 over 1996, primarily due to the acquisition of the Arizona residential real estate brokerage company and the Albuquerque commercial real estate brokerage operations. Depreciation expense increased from these additions and from capital expenditures in 1997.


Construction and Land Development Segment:

The construction and land development segment operates in the Albuquerque and Rio Rancho, New Mexico metropolitan area, and consists of Charter and Amity. This segment also includes The Company's equity in earnings of joint ventures where the Company or a wholly-owned subsidiary owns a 50% non-management interest in land development activities which involve the acquisition of raw land for development into residential home site lots which may be sold to Charter or to other builders. The other builders generally have their homes marketed by Prudential Hooten/Stahl, Inc. and may have construction financing through programs offered by the the Registrant's financial services group.

Revenues from residential construction by Charter increased $602,000 to $11,291,000 in 1997, an increase of 6% over 1996.
Operating profit for Charter declined $521,000 from a profit of $423,000 in 1996 to a loss of ($98,000) for 1997, a decline of
123% from 1996. Costs of construction for Charter increased $771,000 to $10,597,000 in 1997, and operating costs increased
$108,000 to $791,000 in 1997. Costs of construction and operating costs were 94% and 7% of construction revenues in 1997 compared to 90% and 6% respectively for 1996. A 1997 general decline in the new home market in Albuquerque, especially in the $150,000 to $200,000 price range for Charter homes, contributed to the significant drop in operating profit from residential construction. Models and speculative (spec) homes completed in a newly opened west side subdivision were several thousand dollars higher than comparable sized houses offered by other builders. Revisions were made during the year, however, such homes required discounted prices and the ongoing cost of advertising and maintaining models and specs added to operating costs in relation to revenues. Charter follows the completed contract method for residential home building and sales, and accordingly capitalizes interest and property taxes into inventory and cost of sales. Charter's inventory of developed lots and models, specs and presold homes under construction average about $10,000,000. During 1997, a significant portion of inventory consisted of slow moving developed lots and models and spec homes, which were accumulating capitalized interest, taxes and other carrying costs and thereby reducing gross margins when sold.

Charter management has redesigned models with reduced prices per square foot in order to better meet competition and be closer to the price range that is expected to remain fairly strong in the Albuquerque, New Mexico area.

Charter sold 61 new homes at an average sales price of about $180,000. At September 30, 1997, Charter had over 230 lots in nine subdivisions available for new homes, either owned directly by Charter or by affiliated land development operations or under contract for purchase by Charter. The lots may be used by Charter or sold to other builders as market conditions warrant. Charter has a backlog of 26 homes under contract at September 30, 1997 with an indicated revenue of approximately $4,903,000.

Revenues  from  commercial construction and remodeling  increased
$632,000  to  $1,750,000 in 1997, an increase of   56%  over  the
three months of Amity's operations included in 1996. Operating profits increased from $8,600 in 1996 to $164,800 in 1997 with a cost of construction being 78% and operating expenses 12% of revenues. Amity had limited success with a program whereby Prudential Hooten/Stahl sales agents provided leads for remodeling contracts. However, participation with affiliate First Commercial Real Estate Services, Inc. have recently produced commercial construction jobs. The recent relocation and expansion of Amity's offices and the addition of personnel with construction value engineering expertise, is expected to increase Amity's revenue and continue it's profitability in the coming year.

Earnings from equity in land development joint ventures increased $256,000 to $458,000 in 1997, an increase of 127% over 1996.
Two development joint ventures in Rio Rancho, New Mexico, (a community adjacent to the northwest corner of Albuquerque and home of a billion dollar plant of Intel substantially expanded in recent years) contributed all of the $201,000 venture equity earnings in 1996. Lot sales decreased in 1997 as subdivisions neared completion and home building activity declined with the completion of the Intel construction activity. The Rio Rancho ventures contributed equity earnings in 1997 of $45,000 prior to termination of the joint ventures effective July 1, 1997. On that date, the Company purchased all of the interest of Boyle Development Company, the managing co-venturer, in both ventures ( Village Joint Venture and Stonehenge at High Resort). The venture interests were purchased for $800,000 which was approximately $122,000 more than the Boyle Development Company net book value in the ventures. Included among the undeveloped land contained in the ventures was a 100 lot golf course residential  subdivision  fully permitted  and  with  development construction just under way. The Company also assumed an acquisition loan of $1,050,000 and a development loan of $1,600,000 from a bank with which the Company has various other banking relations. The $122,000 cost over book value was assigned to cost of this land. Completion of development of this land is expected early in calendar 1998.

The remaining earnings from equity in land development joint ventures were from two new ventures. Success Joint Venture was organized in 1996 to develop a subdivision in the far Northeast Heights of Albuquerque, New Mexico, containing 82 lots ranging in price from $48,000 to $85,000 with most in the upper range. The development construction began in November, 1996, with lot sales as early as December, 1996. Through September 30, 1997, sales of 60 lots had been completed generating earnings of $841,000 with 50% thereof or $420,500 included herein. Management anticipates completion and closure of this joint venture in 1998.

Vinyards Joint Venture was organized in 1996 and in 1997 purchased land in the valley adjacent to and north of Albuquerque, which was approved for construction of 125 home building sites. After all financing and permitting was in place, but before construction began, The City of Albuquerque filed a lawsuit to condemn the property and paid through the courts, $7,905,000 to Vinyards Joint Venture. This lawsuit is still pending with Vinyards Joint Venture alleging a greater value for the land. Management cannot predict final settlement, however management anticipates some increase with such amount being sufficient to produce profits one half of which would accrue to the Company. The $7,905,000 already received generated a small gain after retiring all obligations and providing an allowance for future legal expenses. The Company's share of the net earnings was $4,800 reported in 1997.

Assets identified to the residential construction activity increased $2,891,000 to $14,857,000 in 1997, an increase of 24%
over 1996. The primary increase was approximately $2,946,000 of land held by the land development division of the Company rather than being held by a joint venture with only the Company's 50% of net equity being on the balance sheet.

Financial Services Segment:

The  financial services segment consists of The Company  (Realco)
and  GAEC  and  PHS,  lnc.  (, formerly  Hooten/Stahl  Management
Company,   an  inactive  company).   Operations  include   equity
earnings of  various finance entities.

Equity earnings from investees consisted principally of (1) 20% interest in First American Title of New Mexico, which share was $47,000 in 1997 compared to $58,000 in 1996, (2) 50% interest in
PHS Mortgage partnership, which share was $249,000 in 1997 compared to a start up loss of ($9,800) in 1996, and (3) 13% interest in MI Acquisition Corporation, which share was $30,000 for it's two months operations of August and September 1997.

First American Title Company of New Mexico is an 80% owned subsidiary of First American Title Company, California, a publicly held corporation. The New Mexico company serves the Albuquerque area and the reduced earnings in 1997 reflects the softening of the residential real estate market in 1997. The Company's 20% equity, stated at $166,000 at September 30, 1997, was sold to First American Title for $500,000 cash in November, 1997.

PHS owns a 49.99% interest in PHS Mortgage Company, (the "Partnership") a New Mexico general partnership managed by general partner CTX Mortgage Ventures Corporation (CTX Ventures). The Partnership was organized in April, 1996, for the purpose of originating and selling mortgage loans and to be involved in other mortgage banking activities related thereto. Partnership revenues consist of servicing rights sold, origination  and  other  fees , gain on  sale  of  mortgages  and interest. Operations presently cover only the Albuquerque Prudential Hooten/Stahl brokerage offices with real estate agents therein providing leads and/or referrals for Partnership services. Management is currently initiating practices to increase participation by the independent contractor agents in this activity. Additionally, management is considering expanding such service to The Company's Arizona brokerage business.

MI Acquisition Corporation was organized to acquire from proceeds of a private stock offering together with anticipated debt financing in the amount of approximately $5,900,000, all the outstanding common stock of Miller & Schroeder, Inc, a financial services firm which derives a majority of its revenue from the underwriting, sale and trading of securities by its principal operating subsidiary, Miller & Schroeder Financial, Inc. The Company purchased 100,000 shares of common stock in MI Acquisition Corporation for $1,000,000, representing a 13% interest in shares outstanding at September 30, 1997.


GAEC provides financing for the acquisition and development of residential home subdivisions and interim construction loans to certain clients of Prudential Hooten/Stahl. GAEC loan fees increased $454,000 to $529,000 in 1997, an increase of almost 600% over 1996. Various home builder loans and subdivision loans arranged by GAEC provided significant contributions to the 1997 revenue and operating profit. Loan fees earned by GAEC have nominal related costs and therefore high percentage operating profits.

Interest earned through use of uncommitted funds is reported separately along with related interest expense primarily on the $5,750,000 of 9.5% subordinated notes payable. Such uncommitted funds may be used in participation with banks, individuals and other financial institutions in financing home builder interim construction loans and loans for the acquisition and development of residential subdivisions. Interest and other income increased $1,077,000 to $1,760,000 in 1997, an increase of 158%
over 1996.

ITEM 7: FINANCIAL STATEMENTS
Report of  Independent Certified Public Accountants



       Report of Independent Certified Public Accountants
        _________________________________________________


The Shareholders
Realco, Inc.

We have audited the accompanying consolidated balance sheets of Realco, Inc. and Subsidiaries, as of September 30, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Realco, Inc. and Subsidiaries, as of September 30, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.




                                        GRANT THORNTON LLP

Oklahoma City, Oklahoma
November 14, 1997


                  Realco, Inc. and subsidiaries
                   CONSOLIDATED BALANCE SHEETS

                          September 30,


                                                  1997        1996
                                               __________   __________
ASSETS
 Cash and cash equivalents                   $  4,242,305 $  4,480,880
 Restricted cash                                  402,979      486,559
 Securities available for sale                    199,291      188,435
 Accounts and notes receivable, net (note E)    2,353,852    3,718,826
 Inventories (note B)                          13,578,721   10,321,533
   Costs  and  estimated earnings  in
   excess  of billings on uncompleted
   contracts (note C)                             228,272      307,433
 Property and equipment, net (note F)             928,416      795,816
 Investments - equity method (note D)           1,980,163      895,596
 Deferred income taxes (note H)                       -         87,734
 Other assets                                   2,440,306    1,325,108
                                               __________   __________

                                              $26,354,305  $22,607,920
                                               ==========   ==========


LIABILITIES
 Notes payable (note G)                       $ 6,949,493  $ 5,627,240
 Lease obligations (note I)                       104,800      187,535
   Construction  advances  and  notes
    payable, collateralized by
    inventories (note G)                        5,139,284    3,389,012
   Billings  in excess of  costs  and
    estimated earnings on
    uncompleted contracts (note C)                100,638          -
 Accounts payable and accrued liabilities       2,260,896    1,784,917
 Deferred income taxes (note H)                    69,339          -
 Escrow funds held for others                     402,979      486,559
                                               __________   __________

         Total liabilities                     15,027,429   11,475,263

STOCKHOLDERS' EQUITY (note N)
 Preferred stock - authorized, 500,000 shares
      Series  A  - issued and outstanding,
         82,569 shares in 1997 and 1996,
         stated   at liquidation value            825,690      825,690
      Series  B  - issued   and  outstanding,
         212,859  shares in 1997 and 217,859
         shares in 1996, stated at liquidation
         value                                  2,128,590    2,178,590
      Series  D  - issued and outstanding,
         23,919  shares  in 1997  and 24,297
         shares in 1996, stated at liquidation
         value                                    239,190      242,970
   Common  stock  -  no  par  value;
     authorized,   6,000,000    shares;
     issued,  2,845,000 shares in  1997
     and 1996                                   7,712,461    7,712,461
 Retained earnings                                495,585      165,588
 Unrealized gains on available-for-sale
     securities, net of taxes                      18,749        7,358
                                               __________   __________
                                               11,420,265   11,132,657
        Less   32,000  shares  common
     stock  held in treasury in  1997
     - at cost                                     93,389          -
                                               __________ ____________
                                               11,326,876   11,132,657
                                               __________   __________

                                              $26,354,305  $22,607,920
                                               ==========   ==========



   The accompanying notes are an integral part of these statement.


                 Realco, Inc. and Subsidiaries
               CONSOLIDATED STATEMENTS OF EARNINGS
                    Year ended September 30,


                                                   1997         1996
                                               __________   __________
REVENUES
 Brokerage commissions and fees               $14,486,945  $10,485,508
 Construction sales                            13,041,022   11,807,150
 Sales of developed lots                        1,153,500    1,004,859
 Equity in net earnings of investees (note D)     789,313      270,984
 Interest and other, net                        1,080,008      688,141
                                               __________   __________
                                               30,550,788   24,256,642

COSTS AND EXPENSES
 Cost of brokerage revenue                     10,275,373    7,409,205
 Cost of construction sales                    11,607,850   10,672,952
 Cost of developed lots sold                    1,073,467    1,014,312
 Selling, general, administrative, and other    5,879,596    4,220,119
 Depreciation and amortization                    501,752      360,572
 Interest                                         683,753      423,340
                                               __________   __________
                                               30,021,791   24,100,500
                                               __________   __________

      Earnings before income taxes                528,997      156,142

INCOME TAX EXPENSE (note H)                       199,000       24,000
                                               __________   __________

         NET EARNINGS                             329,997      132,142

PREFERRED STOCK DIVIDEND REQUIREMENT              120,575      117,846
                                               __________   __________
         NET EARNINGS APPLICABLE TO
           COMMON SHARES                     $    209,422   $   14,296
                                              ===========    =========
EARNINGS PER COMMON SHARE
   Net   earnings  per  common  share
   before  preferred  stock  dividend
   requirement                               $        .12          .05
                                              ===========    =========
   Net   earnings  per  common  share
   after   preferred   stock dividend
   requirement                               $        .07   $      .01
                                              ===========    =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      2,829,837    2,498,005
                                               ==========    =========
  The accompanying notes are an integral part of these statements.



                 Realco, Inc. and Subsidiaries
         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

             Years ended September 30, 1997 and 1996



                                      Series A          Series  B         Series D
                                   preferred stock   preferred stock   preferred Stock         Common
                                    6% cumulative     3% cumulative     3% cumulative          stock
                                   _______________   _______________   _______________     ___________


Balance at October 1, 1995            $825,690          $2,228,590       $      -           $1,229,750

Sale of common stock                        -                   -               -            6,178,174

Sale of common stock warrants               -                   -               -              304,537

Issuance of Series D preferred stock
 in business acquisition (Note K)           -                   -            242,970              -

Retirement of Series B preferred stock      -              (50,000)             -                 -

Change in unrealized gains on available
-for-sale securities, net of Taxes of $304  -                   -               -                 -

Dividends paid on Series A preferred stock  -                   -               -                 -

Net earnings                                -                   -               -                 -
                                         _______         _________           _______          _________
Balance at September 30, 1996            825,690         2,178,590           242,970          7,712,461

Retirement of Series B preferred stock      -              (50,000)             -                  -

Retirement of Series D preferred stock      -                 -               (3,780)              -

Change in unrealized gains on available
 -for-sale securities, net of taxes
  of $7,757                                 -                 -                 -                  -

Purchase of common stock for treasury       -                 -                 -                  -

Net  earnings                               -                 -                 -                  -
                                        ________        __________          ________         __________
Balance  at September 30, 1997          $825,690        $2,128,590          $239,190         $7,712,461
                                        ========        ==========          ========         ==========


   The accompanying notes are an integral part of this statement.




                   Realco, Inc. and subsidiaries
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

              Years ended September 30, 1997 and 1996

                                                          Unrealize
                                                        gains (losses)
                                                       on available for                         Total
                                        Retained       sale  securities      Treasury       stockholders'
                                        earnings          net of tax           stock           equity
                                       _________       ________________      _________     ______________
Balance at October 1, 1995             $  82,987        $    7,570           $   -         $  4,374,587

Sale of common stock                        -                 -                  -            6,178,174

Sale of common stock warrants               -                 -                  -              304,537

Issuance of Series D preferred stock
  in business acquisition (Note K)          -                 -                  -              242,970

Retirement of Series B preferred stock      -                 -                  -              (50,000)

Change in unrealized gains on available
  -for-sale securities, net of taxes
  of $304                                   -                (212)             -                 (212)

Dividends paid on Series A preferred
 stock                                   (49,541)             -                  -              (49,541)

Net  earnings                            132,142              -                  -              132,142
                                         _________          _______             ______        __________
Balance  at September 30, 1996           165,588             7,358               -           11,132,657

Retirement of Series B preferred stock      -                 -                  -              (50,000)

Retirement of Series D preferred stock      -                 -                  -               (3,780)

Change in unrealized gains on available
  -for-sale securities, net of taxes
  of $7,757                                 -              11,391                -               11,391

Purchase of common stock for treasury       -                -                (93,389)          (93,389)

Net earnings                             329,997             -                   -              329,997
                                        ________       __________            _________      ___________
Balance at September 30, 1997           $495,585       $   18,749           $(93,389)      $ 11,326,876
                                        ========       ==========           ==========     ============


   The accompanying notes are an integral part of this staement.


                 Realco, Inc. and Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Year ended September 30,


                                                          1997       1996
                                                       ________      _______
Cash flows from operating activities
 Net earnings                                        $  329,997   $  132,142
   Adjustments    to    reconcile    net
   earnings   to   net  cash   used   in
   operating activities
     Depreciation and amortization                      501,752      360,572
     Accretion of discount on notes payable              55,235       36,823
        Net earnings in excess of distributions
         from investees                                (657,505)    (112,248)
     Gain on sale of securities available for sale      (47,094)     (80,296)
     Changes in operating assets and liabilities (net
      of businesses acquired)
       Decrease (increase) in restricted cash            85,590       (3,415)
                                                       ________      ________
       Increase in accounts receivable                 (384,293)    (399,562)
       Decrease (increase) in inventories               322,705   (3,924,721)
       Decrease in net billings related to costs and
         estimated earnings on uncompleted contracts    179,799       41,886
       Decrease (increase) in deferred tax asset        167,000      (38,255)
       (Increase) decrease in other assets             (273,632)      56,417
       Increase (decrease) in accounts payable and
           accrued liabilities                          339,556      (10,551)
       Increase (decrease) in escrow funds held for
            others                                      (85,590)       3,415
                                                        ________    ________
         Net cash provided by (used in) operating
              activities                                533,520   (3,937,793)

Cash flows from investing activities
 Purchases of property and equipment                   (283,542)    (208,487)
 Payments for businesses acquired                    (1,424,144)        -
 Advances on notes receivable                          (718,906)  (3,059,185)
 Receipts on notes receivable                         1,465,089      580,556
 Proceeds from sale of securities available
  for sale                                              195,490      147,280
 Purchase of securities available for sale              (90,413)     (30,000)
 Purchase of investments - equity method             (1,045,900)     (62,588)
 Cash acquired in business acquisitions                 251,913       71,159

         Net cash used in investing activities       (1,650,413)  (2,561,265)

Cash flows from financing activities
 Construction advances and notes payable, net           587,424     (689,792)
 Proceeds from borrowings under revolving and
  long-term debt                                        500,000    4,709,491
 Payments on revolving, capital lease, and
  long-term debt                                       (115,717)    (115,760)
 Sale of common stock                                      -       6,178,174
 Sale of common stock warrants                             -         304,537
 Dividends paid on preferred stock                         -         (49,541)
 Purchase of common stock                               (93,389)        -
                                                      _________   __________
         Net cash provided by financing activities      878,318   10,337,109
                                                      _________   __________
         NET INCREASE (DECREASE) IN CASH AND
             CASH EQUIVALENTS                          (238,575)   3,838,051

Cash and cash equivalents at beginning of year        4,480,880      642,829
                                                      _________    _________
Cash and cash equivalents at end of year            $ 4,242,305  $ 4,480,880
                                                      =========    =========
Cash paid during the year for:

 Income taxes                                       $    88,000  $     3,700
 Interest                                               684,000      664,000


Noncash financing and investing activities:

In 1997, the Company acquired all the common stock of Mull Realty
Company for $1,159,144. In conjunction with the acquisition, liabilities were assumed as follows:

 Fair value of assets acquired, including cash of $205,912        $1,282,077
 Cash paid                                                          (359,144)
 Issuance of note payable                                           (800,000)
                                                                    ________
           Liabilities assumed                                    $  122,933
                                                                    ========
In  1997,  the Company purchased the net assets and  business  of
First  Commercial  Real Estate Services, Inc. for  $265,000.   In
conjunction with the acquisition, liabilities were assumed as follows:

 Fair value of assets acquired                                    $  268,500
 Cash paid                                                          (265,000)
                                                                    ________
           Liabilities assumed                                    $    3,500
                                                                    ========
In 1997, the Company purchased the remaining 50% partnership interest in Village Joint Venture and Stonehenge at High Resort
Joint Venture for $800,000. In conjunction with the acquisition, liabilities were assumed as follows:

 Fair value of assets acquired, including cash of $46,002         $3,697,038
 Cash paid                                                          (800,000)
 Previous equity basis investment                                   (618,938)
                                                                   _________
           Liabilities assumed                                    $2,278,100
                                                                   =========
In  1997,  the  Company exchanged a $50,000 note  receivable  for
5,000  shares of Series B preferred stock and $3,780 of furniture
and  fixtures  for  378 shares of Series D preferred  stock.   In
1996,  the Company exchanged a $50,000 note receivable for  5,000 shares of Series B preferred stock in 1996.

In  1996, the Company acquired all of the common stock of  Amity,
Inc.  in  exchange for the issuance of 24,297 shares of Series  D
preferred   stock.    In   conjunction  with   the   acquisition,
liabilities were assumed as follows:

 Fair value of assets acquired, including cash of $ 71,159        $  726,052
 Preferred stock issued for assets of Amity, Inc.                   (242,970)
                                                                   _________
           Liabilities assumed                                    $  483,082
                                                                   =========
  The accompanying notes are an integral part of these statements.


                Realco, Inc. and Subsidiaries
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   September 30, 1997 and 1996


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

 Realco,  Inc.,  a New Mexico corporation, and Subsidiaries  (the
 Company) has operations which include single-family home construction; real estate brokerage sales through a franchise from Prudential Real Estate Affiliates, Inc.; joint ventures for building lot development; and, to a lesser extent, commercial construction and financial services. Its operations and customers are primarily in the vicinity of Albuquerque, New Mexico except for a real estate broker in Sun City, Arizona.

 In February, 1996, the Company completed the sale in an initial public offering of 1,000,000 shares of common stock, $5,750,000 subordinated sinking fund notes, and 690,000 common stock purchase warrants to purchase Company common stock at $8.40 per share. The common stock was issued for approximately $6,178,000, net of offering expenses of approximately $822,000. The subordinated sinking fund notes were issued for approximately $4,770,000, net of offering costs and discounts of approximately $980,000. The common stock purchase warrants which became immediately exercisable upon closing of the offering were allocated a portion of proceeds based upon estimated fair value of approximately $304,000, net of approximately $41,000 offering costs, and remain outstanding at September 30, 1997. Offering proceeds were used to repay borrowings under construction loans, acquire residential building sites, fund advances under notes, and provide working capital.

 The  Company's  accounting policies reflect  industry  practices
 and  conform  to generally accepted accounting principles.   The
 more significant policies are briefly discussed below.

 1.  Principles of Consolidation
     ___________________________

 The consolidated financial statements include the accounts of Realco, Inc. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

 2.  Revenue Recognition and Provision for Warranty Claims
     _____________________________________________________

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

 3.  Cash, Cash Equivalents, and Restricted Cash
     ___________________________________________

 The Company considers money market accounts and all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in accounts which may not be federally insured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk. Included in cash and cash equivalents at September 30, 1997 is approximately $514,000 ($1,025,000 for
 1996) in a single money market fund and approximately $999,000 ($1,057,000 for 1996) in a savings account at a single financial institution.

 In the ordinary course of operations, the Company collects and holds in escrow funds associated with real estate contract deposits, construction sales contract deposits, and other escrowed funds. These balances are reflected as restricted cash with a corresponding liability.

 4.  Accounts and Notes Receivable
     _____________________________

 The Company reviews accounts and notes receivable for collectibility and provides reserves on specific accounts based upon whether the Company believes that the collection of a specific account is questionable. The Company provides credit to its customers under ordinary trade terms. Receivables for real estate contracts are generally collateralized by the real estate.

 5.  Inventories
     ___________

 Inventories are carried at the lower of cost or estimated net realizable value and include all acquisition costs, direct labor and benefits, project interest, materials unique to or installed in the project, subcontractor cost, and a proportional overhead allocation charge.

 6.  Property and Equipment
     ______________________

 Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives of three to ten years using straight-line and accelerated methods.

 Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by these assets are less than the assets' carrying amount.

 Assets acquired under capital leases are recorded at the lower of fair market value or the present value of future minimum lease payments. These leases are amortized on the straight-line method over the lesser of the primary lease term or estimated economic lives.

 7.  Income Taxes
     ____________

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


 8.  Earnings Per Common Share
     _________________________
 Earnings per common share has been computed on the basis of the weighted average shares outstanding during the year. The series preferred stock and common stock warrants are common stock equivalents; however, they are antidilutive and are not included in the per share computations.

 9.  Investments
     ___________

 Investments in affiliated companies and joint ventures owned 20% to 50% or which the Company is able to exercise significant influence over operations are accounted for on the equity method. Accordingly, the consolidated statements of earnings include the Company's share of the affiliated entities' net earnings.

 Available-for-sale securities are carried at fair value with the unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity, net of tax effects.

 10. Intangible Assets
     _________________

 Cost in excess of net assets of businesses acquired with a net value of approximately $1,278,000 and $384,000 at September 30, 1997 and 1996, respectively, is included in other assets and is being amortized using the straight-line method over fifteen or twenty years.

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

 12. Stock Options
     _____________

 The Company applies APB Opinion 25 and related interpretations in accounting for its stock options. Accordingly, compensation expense is only recognized for grants of options which include an exercise price less than the market price of the stock at the date of the grant.

 13. Recently Issued Accounting Pronouncement
     ________________________________________

 In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128,
 Earnings Per Share, which establishes standards for computing and presenting earnings per share, and SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which establishes standards for the way that public business enterprises report information about operating segments or annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company will adopt these pronouncements in 1998; the effect of adoption is not expected to have a material impact on the consolidated financial statements of the Company.

 14. Reclassifications
     _________________

 Certain   reclassifications  have  been   made   to   the   1996
 consolidated  financial  statements  to  conform  to  the   1997
 presentation.

NOTE B - INVENTORIES

 During the years ended September 30, 1997 and 1996, the Company incurred and capitalized approximately $303,000 and $301,000, respectively, of interest costs. Capitalized interest costs charged to cost of construction sales were approximately $343,000 and $323,000 for the years ended September 30, 1997 and 1996, respectively.

 Inventories consist of the following as of September 30:

                                                 1997        1996
                                               _________   _________

  Land and improvements under development    $ 9,350,468 $ 5,464,200
  Houses in progress                           3,249,361   3,598,516
  Model homes                                    978,892   1,258,817
                                              __________  __________
                                             $13,578,721 $10,321,533
                                              ==========  ==========
 Houses   in   progress   include   homes   under   contract   of
 approximately $1,585,000 and $1,174,000 at September 30, 1997 and 1996, respectively.

NOTE C - COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

 The   following   is   a   summary  of  significant   commercial
 construction contracts accounted for on the percentage-of-completion method as of September 30:

                                                    1997     1996
                                                 ________  _________
  Costs incurred on uncompleted contracts       $ 384,736 $2,988,084
  Estimated earnings                               29,868     36,134
                                                 ________  _________
                                                  414,604  3,024,218
     Less billings to date                        286,970  2,716,785
                                                 ________  _________
                                                $ 127,634 $  307,433
                                                 ========  =========

 Included in the accompanying consolidated balance
         sheets under the following captions
       Costs and estimated earnings in excess of
           billings on uncompleted contracts $ 228,272 $ 307,433 Billings in excess of costs and estimated
           earnings on uncompleted contracts     (100,638)        -
                                                 ________  _________
                                                $ 127,634 $  307,433
                                                 ========  =========
NOTE D - INVESTMENTS

 The following is a summary of investments carried on the equity method as of September 30:

                                                    1997      1996
                                                _________   ________
     First American Title Company  of
     New   Mexico,   20%  stockholder
     interest                                  $  166,415  $ 144,002
     MI  Acquisition Corporation, 13%
     stockholder interest                       1,030,370       -
     PHS  Mortgage,  50%  stockholder
     interest                                     261,915       -
   Village Joint Venture                             -       306,502
   Stonehenge at High Resort Joint Venture           -       294,410
   Success Venture                                420,627        100
   Vinyards Joint Venture                           4,952        -
   Other                                           95,884    150,582
                                                _________    _______
                                               $1,980,163  $ 895,596
                                                =========    =======

 The Company participates in land development projects under separate joint venture agreements. The Company's liability is joint and several for such joint ventures. The Company's 50% share in the operations of certain joint ventures is adjusted for preferential rights of the managing joint venturers and is reported on the equity method in the accompanying consolidated financial statements.

NOTE D - INVESTMENTS - CONTINUED

 Village Joint Venture was formed in March, 1992 and Stonehenge at High Resort Joint Venture was formed in May 1993. Each was formed with Boyle Development Company, managing general venturer. Effective July 1, 1997, the Company purchased the other 50% interest in Village Joint Venture and Stonehenge at High Resort Joint Venture from Boyle Development Company for a cash payment of $800,000. This action terminated the joint ventures, and the assets, liabilities, and subsequent results of operations are included in the accompanying consolidated financial statements.

 Success  Venture  was  formed  in  July  1996  with  Mesa  Verde
 Development Corporation and Vinyards Joint Venture was formed in November 1996 with Rio Grande Curve Ltd. Co.

 Summarized financial information of investments carried on the equity method is as follows:

                      As  of and for the year ended September 30, 1997
                     _________________________________________________

                     First American     MI
                     Title Company  Acquisition     PHS       Joint
                     of New Mexico  Corporation  Mortgage    Ventures
                      __________    __________   _________   _________

   Cash              $   765,438  $  2,145,578  $  588,166  $   218,319
   Other assets        9,294,676    30,991,355     629,000    1,549,920
                      __________    __________   _________    _________
                     $10,060,114  $ 33,136,933  $1,217,166  $ 1,768,239
                      ==========    ==========   =========    =========

   Liabilities       $ 9,228,041  $ 25,921,778  $  688,714  $   917,081
   Equity                832,073     7,215,155     528,452      851,158
                      __________   ___________   _________    _________
                     $10,060,114  $ 33,136,933  $1,217,166  $ 1,768,239
                      ==========   ===========   =========    =========

   Revenue earned    $ 3,920,670  $  5,177,778  $  918,612  $12,433,511
                      ==========   ===========    =========  ==========

   Net earnings      $   234,507  $    236,159  $  498,444  $   866,073
                      ==========   ===========    =========  ==========

                                          As  of and for the year ended
                                              September 30, 1996
                                          _____________________________

                                           First American
                                           Title Company     Joint
                                           of New Mexico    Ventures
                                           _____________    __________
   [S]                                       [C]           [C]

   Cash                                      $   658,776   $    45,387
   Other assets                                8,167,839     5,665,952
                                               _________     _________
                                             $ 8,826,615   $ 5,711,339
                                               =========     =========

   Liabilities                               $ 8,106,606   $ 4,509,316
   Equity                                        720,009     1,202,023
                                               _________     _________
                                             $ 8,826,615   $ 5,711,339
                                               =========     =========
   Revenue earned                            $ 4,155,923   $ 2,359,312
                                               =========     =========
   Net earnings                              $   331,843   $   606,631
                                               =========     =========

 In November 1997, the Company sold its 20% stockholder interest in First American Title Company of New Mexico for $500,000.

NOTE E - ACCOUNTS AND NOTES RECEIVABLE

 Accounts   and   notes  receivable  include  the  following   at
 September 30:

                                                    1997          1996
                                                 _________    _________
   Land   development  financing   to   an
   affiliate,  collateralized  by  certain
   real  estate and a limited guaranty  of
   the borrowers, interest due monthly  at
   8.5%,  principal due as developed  lots
   are sold through July 1998                    $    -     $   972,292

   Land   development  financing   to   an
   affiliate,  collateralized  by  certain
   real  estate and a limited guaranty  of
   the borrowers, interest due monthly  at
   9.75%,  principal due as lots are  sold
   through February 1997                              -         426,015

   Residential  construction  advances  to
   various  builders sub-ordinate  to  the
   interest  of  banks under participation
   agreements, collateralized  by  certain
   real    estate    and    homes    under
   construction, interest due  monthly  at
   the   banks'   prime  rate   plus   1%,
   principal due as homes are sold, up  to
   a   nine-month  term  with  three-month
   renewals considered                            778,743      844,256


   Notes  receivable  from  various   real
   estate   agents,   collateralized    by
   computer equipment, payable in  monthly
   installments  aggregating approximately
   $5,500,  including  interest  at   10%,
   with  maturity  dates through  November
   2000                                           126,338      218,747

   Note   receivable,  collateralized   by
   real  estate, interest due  monthly  at
   9%,  principal payable as lots are sold
   or upon demand                                 118,000      118,000

   Notes  receivable,  collateralized   by
   real   estate,   payable   in   monthly
   installments   of   $1,275,   including
   interest   at   8%,  with   outstanding
   principal due May 1997                            -         173,398

   Uncollateralized note  receivable  from
   the  Company's executive vice president
   (a  stockholder), interest due annually
   at 6%, principal due June 1997                    -          50,000

   Brokerage    commissions    and    fees
   receivable                                     554,611      318,907

   Construction sales receivable                  416,872      154,263

   Other advances and receivables                 435,034      442,948
                                                _________    _________
                                                2,429,598    3,718,826
    Less allowance for doubtful accounts           75,746         -
                                                _________    _________
                                               $2,353,852   $3,718,826
                                                =========    =========
NOTE F - PROPERTY AND EQUIPMENT

 Property  and equipment consisted of the following at  September 30:

                                                   1997         1996
                                                _________    _________
   Office equipment, furniture, and fixtures   $1,423,922   $  997,702
   Leasehold improvements                         159,317      114,948
   Automobiles and equipment                      113,208      109,052
                                                _________    _________
                                                1,696,447    1,221,702
     Less accumulated depreciation and
      amortization                                768,031      425,886
                                                _________    _________
                                               $  928,416   $  795,816
                                                =========    =========

NOTE G - DEBT

 Debt consisted of the following at September 30:

                                                   1997          1996
                                                _________     _________
   Subordinated   sinking   fund    notes,
   $5,750,000  face amount, 9.5%  interest
   payable annually, principal payable  at
   various  dates  through  December  2003
   (less     $225,342     and     $280,577
   unamortized  discount at September  30,
   1997  and 1996, respectively, based  on
   imputed interest rate of 10.5%) (A)           $5,524,658  $5,469,423

   Construction and development  advances,
   collateralized by inventories (B)              1,798,584   1,220,512

   Notes   payable,   collateralized    by
   inventories (C)                                3,340,700   2,168,500

   Note    payable   to   Norwest    Bank,
   collateralized   by   equity   investee
   common stock owned by the Company,  due
   in  semiannual installments of  $35,700
   plus  interest  at 1% over  the  bank's
   prime rate, through July 2004                    500,000        -

   Noninterest-bearing  note  payable   to
   selling  shareholder  of  Mull   Realty
   Company,  Inc., collateralized  by  the
   common  stock of a Company  subsidiary,
   due  in annual installments based  upon
   a   factor   of   earnings   with   all
   outstanding  principal  due  in   April
   2001                                            800,000        -

   Revolving  line of credit with  Norwest
   Bank, interest payable monthly at  1.5%
   over  the  bank's prime rate, principal
   payable March 1998                              100,000     100,000

   Other notes payable                              24,835      57,817
                                                __________   _________
                                               $12,088,777  $9,016,252
                                                ==========   =========
  (A)  Subordinated    sinking   fund   notes   are   subject  to
       various covenants, the most restrictive of which include minimum net worth requirements, limitations on dividends, and limitations on debt.

  (B) Construction and development advances collateralized by inventories include $523,350 ($497,388 at September 30, 1996) advanced under various interim construction lines of credit which total $3,600,000. Each project under these lines of credit requires a separate construction loan bearing interest at the bank's prime rate plus 1% (9.5% at September 30, 1997 and 9.25% at September 30, 1996). Construction and development advances also include $1,158,424 ($412,290 at September 30, 1996) advanced under other lending guidelines. Each home to be built under these lending guidelines requires a separate construction loan at the bank's prime rate plus 1% (9.5% at September 30, 1997 and 9.25% at September 30, 1996). Additional construction advances collateralized by inventories of $116,810 ($310,834 at September 30, 1996) consist primarily of owner-financed construction loans which are payable upon closing.


  (C) Notes payable collateralized by inventories include amounts outstanding on loan agreements expiring at various dates through April 2000, with variable interest rates at the banks' prime rates plus 1% or 1.5% (prime rate was 8.5% and 8.75% at September 30, 1997 and 1996, respectively) and fixed interest rates of 9% or 10%, with principal payments due as properties are sold.

 Aggregate  future maturities of debt is as follows at  September
 30, 1997:


         Year ending September 30
           1998                            $  4,285,519
           1999                                 871,400
           2000                               1,921,400
           2001                               1,671,400
           2002                                 871,400
           Thereafter                         2,693,000
                                             __________
                                             12,314,119
         Less amount representing
         discount on debt                       225,342
                                             __________
                                           $ 12,088,777

                                             ==========

NOTE H - INCOME TAXES

 The provision for income taxes consists of the following for the years ended September 30:

                                                       1997       1996
                                                    ________   ________
   Current                                         $  32,000   $ 62,255
   Deferred                                          167,000    (38,255)
                                                    ________    _______
                                                   $ 199,000   $ 24,000
                                                    ========    =======

 The   Company's   effective  income  tax  rate   on   continuing
 operations differed from the federal statutory rate of 34% as follows:

                                                       1997       1996
                                                     _______    _______
   Income taxes at federal statutory rate          $ 179,859   $ 53,088
   Effect of graduated rates                            -        (8,943)
   Change in valuation allowance                     (15,966)   (25,574)
   Nondeductible expenses                             30,884      7,227
   Dividend exclusion                                  1,665     (8,326)
   Other                                               2,558      6,528
                                                     _______    _______
           Total tax expense                       $ 199,000   $ 24,000
                                                     =======    =======

NOTE H - INCOME TAXES - CONTINUED

 Components of deferred taxes are as follows at September 30:

                                                      1997       1996
                                                     _______    ______
   Assets
     Accrued liabilities                           $  59,434   $ 62,577
     Property and equipment                           49,943     36,660
     Investments                                      89,892     89,892
     Tax loss carryforward                            13,888     22,721
     Other                                              -         2,763
     Valuation allowance                             (24,460)   (40,426)
                                                     _______    _______
                                                   $ 188,697   $174,187
                                                     =======    =======
   Liabilities
     Investments                                   $ 256,943   $ 75,153
     Inventories                                        -        11,300
     Other                                             1,093       -
                                                     _______    _______
                                                   $ 258,036   $ 86,453
                                                     =======    =======

 The valuation allowance decreased $15,966 and $25,574 for the years ended September 30 1997 and 1996, respectively.

NOTE I - LEASES

 The  Company  leases  furniture and  equipment  under  long-term leases with ownership of the furniture and equipment transferred to the Company at the termination of the leases. Property and equipment include leased furniture and equipment with a cost of approximately $313,000 and accumulated depreciation of approximately $222,000 and $141,000 at September 30, 1997 and 1996, respectively.

 Capital lease terms range from three to five years and provide for payments as follows:

         Year ending September 30
                1998                                    $  76,008
                1999                                       35,196
                                                          _______
         Total minimum lease payments                     111,204

         Amount representing interest                       6,404
                                                          _______
         Present value of net minimum lease payments    $ 104,800
                                                          =======

NOTE I - LEASES - CONTINUED

 The Company leases certain office facilities and equipment used in its operations under operating leases. Lease terms range from three to ten years and provide for payments as follows:

         Year ending September 30

                1998                                   $  476,000
                1999                                      357,000
                2000                                      299,000
                2001                                      249,000
                2002                                      287,000
             Thereafter                                   324,000
                                                        _________
                                                       $1,992,000
                                                        =========

Rental  expense  under  these leases was approximately  $601,000 and $564,000 for the years ended September 30, 1997 and 1996, respectively. Certain of these leases relating to rental expense of approximately $127,000 and $112,000 for the years ended September 30 1997 and 1996, respectively, are with related parties.

NOTE J - EMPLOYEE BENEFIT PLAN

 The Company has a deferred compensation plan covering certain eligible key employees. The plan allows for discretionary incentive contributions by the Company. Discretionary incentive contributions vest 20% after one year of service and an additional 20% for each year thereafter. Retirement age under the plan is age 65 and benefits may be paid as a lump sum or in annual installments over a period elected by the participant or beneficiary up to ten years. The plan is a nonqualified deferred compensation plan which can be terminated or changed by the Company at any time. The Company made no contributions to the plan during the years ended September 30, 1997 and 1996.

NOTE K - BUSINESS COMBINATIONS

 The Company acquired Mull Realty Company, Inc., a real estate broker, effective January 1, 1997. The acquisition included a cash payment of approximately $359,000, the issuance of a noninterest-bearing note payable for $800,000, and future contingent payments of up to $1,175,000. As installments on this noninterest-bearing note payable are based upon a factor of earnings, the terms are not fixed and no discount on debt is readily determinable. The contingent payments made, if any, are based on future earnings levels and will result in additional costs in excess of the net assets acquired to be amortized over the remaining life of the asset.

 Additionally, the Company acquired First Commercial Real  Estate
 Services,  Inc., a commercial real estate broker, effective  May
 1, 1997, for a cash payment of $265,000.

 These business combinations have been accounted for using the purchase method of accounting and the accompanying consolidated financial statements include the operations of these real estate brokers subsequent to the date of acquisition. Costs in excess of the net assets acquired were approximately $961,000. The following summarized pro forma unaudited information assumes these acquisitions had occurred on October 1, 1995:

                                        Year ended September 30
                                        _________________________
                                             1997          1996
                                         __________    __________
   Revenues                            $ 32,107,000  $ 30,496,000

   Net loss                            $   (160,000) $    (80,000)
                                         ==========    ==========
  Loss per share                       $       (.06) $       (.03)
                                         ==========    ==========

 The Company acquired Amity, Inc. ("Amity"), a commercial construction contractor, effective July 1, 1996. The Board approved the issuance of 24,297 shares of Series D preferred stock, in exchange for common stock representing 100% of the shares outstanding of Amity. This business combination has been accounted for using the purchase method of accounting and the accompanying consolidated financial statements include the operations of Amity subsequent to its acquisition. Cost in excess of the net assets acquired was $100,000. If the acquisition had occurred on October 1, 1995, the pro forma revenues, net earnings, and earnings per share would have been approximately $26,968,000, $14,600, and $.01, respectively.

NOTE L - SEGMENT INFORMATION

 The Company operates in the following segments: residential construction, real estate broker, commercial construction, and financial services. Information concerning the Company's business segments as of and for the years ended September 30 is as follows:

                                                  1997         1996
                                               __________    __________
   Revenues
     Residential construction                $ 11,290,953   $ 10,689,087
     Real estate broker
       Sales to unaffiliated customers         14,486,945     10,485,508
       Intersegment sales                         405,009        406,100
     Financial services                           876,743        276,399
     Commercial construction                    1,750,069      1,118,063
     Other sales                                1,153,500      1,004,859
     Interest and other
       Sales to unaffiliated customers            992,578        682,726
       Intersegment sales                         766,980           -
     Eliminations                              (1,171,989)      (406,100)
                                               __________     __________
           Total                             $ 30,550,788   $ 24,256,642
                                               ==========     ==========
   Operating profit (loss)
     Residential construction                $    (97,610)  $    423,478
     Real estate broker                           (61,058)      (354,356)
     Financial services                           843,042        230,436
     Commercial construction                      164,830          8,562
      Other sales                                 120,067         (9,453)
                                               ___________     _________
           Total                             $    969,271   $    298,667
                                               ===========     =========

   Assets
     Residential construction                $ 14,856,678   $ 11,965,756
     Real estate broker                         3,436,032      1,615,150
     Financial services                         1,707,052      2,608,838
     Commercial construction                      767,169        724,548
                                               __________     __________
           Identifiable assets                 20,766,931     16,914,292

     Equity investments - other                 2,025,238        241,891
     Corporate assets                             969,319      1,112,176
     Other assets                               2,592,817      4,339,561
                                               __________     __________
           Total                             $ 26,354,305   $ 22,607,920
                                               ==========     ==========
   Depreciation and amortization
     Residential construction                $    103,612   $     77,675
     Real estate broker                           249,199        178,078
     Commercial construction                       22,868          3,859
     Other                                        126,073        100,960
                                               __________       ________
           Total                             $    501,752   $    360,572
                                               ==========       ========
   Capital expenditures
     Residential construction                $    188,331   $     97,859
     Real estate broker                            79,418         88,818
     Financial services                              -            17,629
     Commercial construction                        8,679          1,900
     Other                                          7,114          2,281
                                                _________      _________
           Total                             $    283,542   $    208,487
                                                =========      =========

 Operating profit consists of total revenues, less costs and expenses including interest expense allocated to the financial services segment, but does not include unallocated interest expense, other income, net equity in earnings of investees, loss on sale of equipment, or income taxes. Identifiable assets are those assets used in the Company's operations in each area. Other assets include cash and cash equivalents, investments accounted for under the equity method, and capitalized debt issuance costs.

NOTE M - COMMITMENTS AND CONTINGENCIES

 The Company is contingently liable on land development loans made by various lending institutions to joint ventures to which the Company is a 50% general partner. The Company was contingently liable for approximately $917,000 and $4,300,000 at September 30, 1997 and 1996, respectively.

 The Company is engaged in various legal proceedings incidental to its normal business activities. Management of the Company does not believe that the outcome of each such proceeding or all of them combined will have a material adverse effect on the Company or its consolidated financial position or operations.

NOTE N - PREFERRED STOCK

 Series A voting preferred stock is entitled to dividends when declared and paid at a 6% cumulative rate payable annually starting January 31, 1996 and payable each January 31 thereafter. Series B voting preferred stock is entitled to dividends when declared and paid at a 3% cumulative rate payable annually starting January 31, 1996 and payable each January 31 thereafter. Series D voting preferred stock is entitled to dividends when declared and paid at a 3% cumulative rate annually starting July 1, 1996 and payable each July 1 thereafter. At September 30, 1997, preferred stock dividends in arrears were $252,980 ($132,405 for 1996). All three series of preferred stock have a liquidation preference of $10 per share, plus all accumulated but unpaid dividends. Each Series
 A and Series D preferred share is convertible into common shares at $7.50 per common share on the basis of $10 per preferred share. The Series B preferred stock is convertible under the same terms; however, the preferred stock value is $11.11 per share.

 During 1997, the Company amended its articles of incorporation to convert the previously authorized 80,000 shares of Series C preferred stock to a series of preferred shares which are unclassified as to rights or preferences. Additionally, this amendment provides for all shares of Series A, Series B, and
 Series D preferred shares which are reacquired by the Company to be converted to a series of preferred stock which is unclassified as to rights or preferences. As a result of these amendments, the Company has 180,923 preferred shares authorized which are unclassified as to rights and preferences. Such shares will be fixed with respect to rights and preferences by the Board of the Company upon issuance.

NOTE O - STOCK OPTIONS

 The Company adopted an employee incentive stock plan for certain key employees during the year ended September 30, 1997. Options currently outstanding under the plan become exercisable one year from the date of the grant and expire five years after the date of the grant. These options are exercisable at not less than the market value of the Company's stock on the date of the grant. Accordingly, no compensation cost has been recognized for these options. Had compensation cost for these options been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below for the year ended September
 30,  1997.  There were no stock options outstanding at September
 30, 1996.

 Net earnings
            As reported                   $    209,422
            Pro forma                          193,322

 Earnings per share
            As reported                   $        .07
            Pro forma                     $        .07

 The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used: dividend yield was estimated to remain at zero; expected volatility of 54%; risk-free interest rates of 5.9%; and an expected life of one year.

 The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

 A summary of the status of the Company's fixed stock options as of September 30, 1997 and changes during the year ended is presented below:

                                            Number of  Weighted average
                                              shares    exercise price
                                           _________  _________________

 Outstanding at beginning of year              -          $     -

 Granted                                     35,000            3.30
                                             ______
 Outstanding at end of year                  35,000       $    3.30
                                             ______
 Options exercisable at year end               -          $     -

 Weighted-average fair value of options
  granted during the year                      -          $     .46


NOTE P - FINANCIAL INSTRUMENTS

 The following table includes various estimated fair value information as required by SFAS No. 107, Disclosures About Fair Value of Financial Instruments. Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Company. The carrying amounts in the table below are the amounts at which the financial instruments are reported in the consolidated financial statements.

 All   of  the  Company's  financial  instruments  are  held  for purposes other than trading.

 The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

 1.  Cash, Cash Equivalents, and Restricted Cash
     ___________________________________________

 The carrying amount approximates fair value because of the short maturity and highly liquid nature of those instruments.

 2.  Securities Available for Sale
     _____________________________

 The estimated fair values are based upon quoted market prices.

 3.  Fixed Rate Notes Receivable
     ___________________________

 The discounted amount of future cash flows using the current rates at which similar loans would be made to borrowers is used to estimate fair value.

 4.  Floating Rate Notes Receivable
     ______________________________

 The carrying amount approximates fair value because interest rates adjust to market rates.

 5.  Fixed Rate Debt
     _______________

 The discounted amount of future cash flows using the Company's current incremental rate of borrowing for similar liabilities is used to estimate fair value.

 6.  Floating Rate Debt
     __________________

 The carrying amount approximates fair value because interest rates adjust to market rates. The carrying amounts and estimated fair values of the Company's financial instruments are as follows:


                                             1997                      1996
                                    _______________________    _______________________
                                     Carrying    Estimated     Carrying     Estimated
                                      amount     fair value     amount     fair  value

                                     _________   ___________    ________    ___________
   Financial assets
     Cash, cash equivalents, and
       restricted cash             $ 4,645,284  $ 4,645,284   $ 4,967,439 $ 4,967,439
     Securities available for sale     199,291      199,291       188,435     188,435
     Fixed rate notes receivable       244,338      232,090     1,958,452   1,946,428
     Floating rate notes receivable    778,743      778,743       844,256     844,256

   Financial liabilities
     Fixed rate debt                (7,027,768)  (6,983,417)   (6,087,740) (6,088,467)
     Floating rate debt             (4,261,009)  (4,261,009)   (2,928,512) (2,928,512)

   Financial liabilities for which it is
     not practicable to estimate
     fair value
       Notes payable                  (800,000)        -             -           -
It was not practicable to estimate the fair value  of  a  noninterest-bearing note  payable which  does  not  have  fixed  repayment terms.

ITEM  8:  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
ACCOUNTING  AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with Accountants of the kind described by Item 304 of Regulation S-B at any time during the Registrant's two (2) most recent fiscal years.

PART III

Pursuant   to  instruction   E(3)  to  From  10-KSB,   the  information
required by Part III (Items 9, 10, 11 and 12) is hereby incorporated by reference to the materials contained in "Election of Directors," "Executive Compensation," "Certain Transactions" and "Security Ownership of Certain Beneficial Owners and Management,"
contained in the Registrant's definitive proxy materials to be filed with the Commission within 120 days of September 30, 1997.

PART IV

ITEM 13: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-
KSB

1. Financial Statements, for each of the two years ended September 30, 1997 and 1996:


INDEX TO FINANCIAL STATEMENTS

                  REALCO, INC. AND SUBSIDIARIES

Report of Independent Certified Public Accountants

  Balance Sheets as of September 30, 1997 and 1996

  Statements of Operations for the years ended

  September 30, 1997 and 1996

  Statement of Stockholders' Equity for the years ended

  September 30, 1997 and 1996

  Statements of Cash Flows for the year ended

  September 30, 1997 and 1996

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


10.4* The Prudential Real Estate Affiliates, Inc. Franchise Agreement with the
      Registrant, as amended

10.5* First   Security   Bank   line  of  construction credit commitment dated
      December 2, 1994

10.6* Loan Agreement dated Sept 16, 1996, between Sunwest Bank of Albuquerque and Charter Building and Development Corp.

10.7* Real  Estate  lease  dated  January 1, 1994, between  R.R.  Rutledge and
      Hooten/Stahl, Inc.

10.8* Real  Estate  lease  dated  January 1, 1991,  between Bill E. Hooten and
      Hooten/Stahl, Inc.

10.9* Shopping  Center  Lease  dated    December 7, 1993,  between  Rio Rancho
      Shopping Center and Hooten/Stahl, Inc.

10.10 1997   Employee  Incentive   Stock  Option  Plan, encorporated herein by
      reference to  the    Registrant's    Form   10QSB filed on May 15, 1997.

21    Subsidiaries of the small business issuer

21.1  Prudential Hooten/Stahl, Inc. Realtors - New Mexico -(100%)

21.2  Charter Building and Development Corp. - New Mexico(100%)

21.3  Great American Equity Corporation, Inc.  - New York - (100%)

21.4  Amity, Inc. - New Mexico - (100%)

21.5 Prudential Preferred Properties, Inc. (formally) Mull Realty, Company - Arizona - (100%)

21.6  P.H.S. Inc. - New Mexico - (100%)

21.7  First Commercial Real Estate Services, Inc.- New Mexico - (100%)

21.8  Town Park, Inc. -Nevada- (100%)

21.9  M.I. Acquisition Corp. - Minnesota - (13%)

21.10 Real Estate Brokerage Services Inc. - New Mexico - (100%)

21.11 P.H.S. Mortgage Co. - a New Mexico Partnership - (49.99%)

21.12 Success Joint Venture - a New Mexico Joint Venture - (50%)

21.13 Vinyards Joint Venture - a New Mexico Joint Venture - (50%)

21.14 First American Title Company of New Mexico - New Mexico - (20%)

25.* Form T-1 Statement of Eligibility and Qualification under Trust Indenture Act of 1939 of a Corporation Designated to act as Trustee Filed as an exhibit to the Registrant's Registration Statement under the Securities Act of 1933, as amended, on Form S-B2 (Registration Statement No.33-98740-D), and incorporated herein by reference.

(b)  Reports on Form 8-K:

During the last quarter of the period covered by this report, the Registrant filed the following reports on Form 8-K:

None

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: December 29, 1997

                                         REALCO, INC.



                                          By: James A. Arias


                                          James A. Arias, President,
                                          Chief Executive Officer,
                                          Chairman of the Board of Directors


In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of the registrant and in the capacities and on the dates indicated.

     Signature                Title                          Dated:


S/Melvin A. Hardison
------------------------
Melvin A. Hardison       Chief Financial                 December 29, 1997
                         Officer/Secretary/Treasurer

S/Bill E. Hooten
----------------------
Bill E. Hooten           Executive Vice President
                         and Director                    December 29, 1997

S/Arthur A. Schwartz
---------------------------
Arthur A. Schwartz             Director                  December 29, 1997


S/Marshall Blumenfeld
---------------------------
Marshall Blumenfeld            Director                  December 29, 1997


S/Jeffrey S. Silverman
---------------------------
Jeffrey S. Silverman           Director                  December 29, 1997


S/Noel Zeller
---------------------------
Noel Zeller                    Director                  December 29, 1997


S/Martin S. Orland
---------------------------
Martin S. Orland               Director                  December 29, 1997