Form 10QSB
period 1997-12-31
REALCO INC /NM/
filed 1998-02-13
CIK 82409

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549
                           Form 10-QSB
(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended  December 31, 1997

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

     For the transition period from  ---------- to---------

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
      The number of shares of the registrants no par value common stock, the issuers only class of common stock, outstanding as of February 12, 1998, was: 2,780,000

Transitional Small Business Format (check one) Yes [   ]   No[XX]

PART I.  FINANCIAL INFORMATION.

   Item 1.  FINANCIAL STATEMENTS



                            REALCO, INC.
                      CONDENSED BALANCE SHEET
                         December 31, 1997
                            (Unaudited)

      ASSETS
  Cash and cash equivalents                           $ 5,174,257
  Restricted cash                                         319,981
  Securities available for sale                            93,437
  Accounts and notes receivable                         2,499,401
  Inventories                                          12,746,219
  Property & equipment (net)                              913,840
  Investments - equity method                           1,800,834
  Deferred income taxes                                    80,661
  Other assets                                          2,531,745
                                                       ----------
                                                      $26,160,375
                                                      ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY

  Notes payable                                       $ 6,943,065
  Lease obligations                                        87,447
  Billings in excess of costs
   and estimated earnings on
   uncompleted contracts                                    7,357
  Construction advances and notes
   payable, collateralized by inventories               5,095,991
  Accounts payable and accrued
   liabilities                                          2,524,860
  Escrow funds held for others                            319,981
                                                       ----------
        Total liabilities                              14,978,701

Stockholders' equity
  Preferred stock - authorized, 500,000 shares
   Series A - issued and outstanding, 82,569
    shares stated at liquidation value                    825,690
   Series B - issued and outstanding, 212,859
    shares stated at liquidation value                  2,128,590
   Series D - issued and outstanding, 23,919
    shares stated at liquidation value                    239,190
  Common stock - no par value; authorized,
    6,000,000 shares, issued, 2,845,000 shares          7,712,461
  Retained earnings                                       467,080
                                                       ----------
                                                       11,373,011
                                                      -----------
     Less 65,000 shares common stock held in
       treasury - at cost                                 191,337
                                                      -----------
                                                       11,181,674
                                                       ----------
                                                      $26,160,375
                                                      ===========

                            REALCO, INC.
                      STATEMENT OF OPERATIONS
                            (Unaudited)

                                     Three months   Three months
                                        Ended           Ended
                                     December 31,   December 31,
                                         1997            1996

REVENUES
  Brokerage commissions and fees      $ 4,211,657   $ 2,328,530
  Construction sales                    3,144,890     4,323,231
  Sales of developed lots                 468,623       121,000
  Equity in net earnings of investees     123,791       174,097
  Interest and other, net                 526,397       333,671
                                      -----------   -----------
                                        8,475,358     7,280,529
COSTS AND EXPENSES
  Cost of brokerage revenue             2,973,265     1,776,720
  Cost of construction sales            2,817,895     3,971,868
  Cost of developed lots sold             413,380       118,475
  Selling, general, administrative
    and other                           1,988,823     1,105,070
  Depreciation and amortization           125,420        96,720
  Interest                                197,981       158,741
                                      -----------   -----------
                                        8,516,764     7,227,594
                                      -----------   -----------
 Income (loss) before provision
      for income taxes                    (41,406)       52,935

INCOME TAX EXPENSE (BENEFIT)              (12,900)       21,169
                                       -----------  -----------
    NET EARNINGS (LOSS)               $   (28,506)  $    31,766
                                       ===========   ===========


NET EARNINGS (LOSS) BEFORE PREFERRED
  STOCK DIVIDEND REQUIREMENT          $   (28,506)  $     31,766

PREFERRED STOCK DIVIDEND REQUIREMENT       30,144         30,547
                                       -----------     ---------

    NET EARNINGS AVAILABLE FOR COMMON
      SHARES                           $  (58,650)   $     1,219
                                        ==========     =========

Earnings (loss) per common share
  before preferred stock dividend
  requirements                         $    (0.01)   $      0.01
Basic and deluted earnings
  (loss) per share                     $    (0.02)   $       --
                                         =========      =========

Weighted average shares outstanding      2,794,543      2,845,000
                                       -----------    -----------

                           REALCO, INC.
                     STATEMENT OF CASH FLOWS
                           (Unaudited)
                                                   For the three months
                                                     ended December 31,
                                                     1997         1996

Cash flows from operating activities
  Net earnings (loss)                              $ (28,506) $  31,766
  Adjustments to reconcile net earnings (loss)
    to net cash from operating activities
       Depreciation and amortization                 125,420     96,720
       Accretion of discount on notes payable         13,809     13,809
       Net earnings of investees in excess of
        distributions                               (123,791)  (174,097)
       Gain on sale of securities                   (345,276)   (45,365)
       Change in operating assets and liabilities
         Decrease (increase)
           in restricted cash                         82,998 (1,931,446)
         (Increase)in accounts receivable           (111,311)  (308,380)
         Decrease in inventories                     832,502   (115,008)
         Decrease in net billings related to costs
           and estimated earnings on uncompleted
           contracts                                 134,991    421,800
         (Increase) decrease in other assets        (146,889)    85,268
         Increase (decrease)in accounts payable
           and accrued liabilities                   263,964   (209,342)
         (Decrease)in escrow funds held for others   (82,998) 1,931,446
         Increase in deferred tax asset              (30,577)   (57,938)
                                                   ---------- ---------
  Net cash provided by (used in) operating
    activities                                       584,336   (260,767)
                                                   ---------- ---------
Cash flows from investing activities
   Purchases of property and equipment               (25,612)   (44,437)
   Proceeds from sale of securities available
     for sale                                         86,297     41,411
   Proceeds from sale of equity security             500,000       --
   Advances on notes receivable                     (247,613)  (484,752)
   Receipts on notes receivable                      213,375       --
   Purchase of investments - equity method               --        (100)
                                                   ---------- ---------
  Net cash provided by (used in) investing
   activities                                        526,447   (487,878)
                                                   ---------- ---------

Cash flows from financing activities
   Construction advances and notes
    payable, net                                     (63,530)   719,806
   Payments on capital lease obligations             (17,353)   (22,838)
   Purchase of common stock                          (97,948)      --
                                                    --------- ---------
  Net cash (used in) provided by financing
   activities                                       (178,831)   696,968
                                                   ---------  ---------
    NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                    931,952    (51,677)

Cash and cash equivalents at beginning
   of period                                       4,242,305  4,480,880
                                                   ---------  ---------
Cash and cash equivalents at end
   of period                                    $  5,174,257 $4,429,203
                                                ============ ===========

   The condensed balance sheet as of December 31, 1997, the statements of operations for the three month periods ended December 31, 1997 and 1996 and the statements of cash flows for the three month periods ended December 31, 1997 and 1996 have been prepared by the Company without audit. In the opinion of Management all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of December 31,1997 and results of operations and cash flows for the three month periods ended December 31, 1997 and 1996 have been made.

      Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10KSB for the fiscal year ended September 30, 1997. The results of operations for the period ended December 31, 1997 are not necessarily indicative of the operating results for a full year.

     The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, Earnings Per Share, during the quarter ended December 31, 1997. Because the conversion prices for convertible debentures, warrants, and options are greater than the average market prices for the periods presented, the assumed conversion of such securities are antidilutive.


ITEM   2:  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

Real Estate Brokerage Segment:

The real estate brokerage segment presently consists of Prudential Hooten/Stahl, Realtors, Prudential Preferred Properties (formerly Mull-Smith, Inc.) and First Commercial Real Estate Services, Inc., with the latter two company operations being acquired after the quarter ended December 31, 1996.

Total revenues from brokerage commissions and fees from unaffiliated customers in 1997 of $4,211,657 include $2,280,947 of revenue from the new operations. The remaining revenues for 1997 of $1,930,710 were a decrease of $397,820 or 17% for
Prudential Hooten/Stahl compared to 1996. Prudential Hooten/Stahl operates in the Albuquerque, NM. New and used home sales in the Albuquerque area for the December quarters reflect a slight increase from 1996 to 1997. Prudential Hooten/Stahl lost market share and suffered an increase in quarterly pre-tax loss from ($245,000) in 1996 to ($345,000) in 1997. Albuquerque management is currently implementing changes to address this situation, however there is no expectation of realizing significant reductions in operating losses before the fiscal year end .

Prudential Preferred Properties, a Phoenix, AZ, based realtor acquired January 1, 1997, has realized operating profits throughout the calendar year including $84,000 of pre-tax profits for the December 1997 quarter. Management expects continued operating profits from this company and on February 1, 1998, acquired a second realtor in the Phoenix area .

First Commercial Real Estate Services, Inc. an Albuquerque commercial brokerage activity, did not contribute significantly in the 1997 quarter, producing a pre-tax loss of ($5,000) on $359,000 of commission revenue. Management has expanded this company with additional services and has provided the integration of brokerage activity with financing sources and commercial construction company capabilities all of which are directed at increasing volume and providing future profits.


The total Real Estate Brokerage segment realized a pre-tax loss of ($294,600) for the quarter ended December 31, 1997 compared to a pre-tax loss of ($240,500) in 1996.


Construction and Land Development Segment:

The construction and land development segment operates in the Albuquerque and Rio Rancho, New Mexico metropolitan area, and consists of Charter Building & Development Corp. and Amity, Inc. This segment also includes the Company's equity in earnings of joint ventures where the Company or a wholly-owned subsidiary owns a 50% non-management interest in land development activities which involve the acquisition of raw land for development into residential homesite lots which may be sold to Charter or to other builders. In addition, the Company has established a Land Development Division where direct ownership and development of subdivisions occurs. The other home builders who may purchase developed lots generally have their homes marketed by Prudential Hooten/Stahl, Inc. and may have construction financing through programs offered by the Company's financial services group.

Revenues during the December quarter from residential construction by Charter decreased $942,000 to $2,499,000 in 1997, a decrease of 27% when compared to 1996. A quarterly pre-tax loss for Charter increased from ($53,000) in 1996 to ($261,000) in 1997. Costs of construction for Charter were $2,431,000 or 97% of sales in 1997 compared to 95% in 1996.
Operating costs, depreciation and interest expense totaled $359,000 or 14% of sales in 1997 compared to 7% in 1996.

New home sales in the Albuquerque area were down about 7% for both the year and the quarter ended December 31, 1997 compared to 1996. This followed recent years of significant growth in new home sales which in turn attracted additional home building operations in Albuquerque and greater competition in a slightly smaller current market. Charter did not maintain it's market share and has suffered the above reported losses while clearing stale housing products. Management has redesigned models with reduced prices per square foot in order to better meet competition and be closer to the price range that is expected to remain fairly strong in the Albuquerque, New Mexico area. At December 31, 1997, Charter had over 200 lots in nine subdivisions available for new homes and has a backlog of 21 homes under contract an with an indicated revenue of approximately $3,800,000.

Revenues   from   Amity's commercial construction and  remodeling
totaled $645,544 in 1997, a decrease of about $230,000 from 1996;
however pre-tax profits increased $32,000 to $48,185 in the quarter ended December 31, 1997 compared to 1996.

The Company's land development activities in 1996 was from participation in joint ventures while in 1997 it included both joint ventures and direct ownership and development of homesite lots. Pre-tax earnings from land development activities was $104,000 in 1996 compared to $105,000 in 1997 before a $42,000 deferral of gain on lots sold to Charter and still in their inventory. The cumulative total of such deferred gain was over $122,000 at December 31, 1997. The recently established Land Development Division of the Company includes a 100 lot golf course residential subdivision scheduled for completion early in 1998. The Company has utilized acquisition and development financing, as arranged by the joint venture who originated this subdivision, which financing is from a bank with which the Company has various other banking relations.

The significant remaining development joint venture was organized late in 1996 to develop a subdivision in the far Northeast Heights of Albuquerque, New Mexico, containing 82 lots of which 63 lots have been sold through December 31, 1997. Total venture earnings through that date are in excess of $940,000 of which 50% accrues to the Company. The Company's land development division realized $52,000 of earnings from this joint venture in the quarter ended December 31, 1997.

The  total  Construction and Land Development segment realized  a pre-tax  loss of ($149,800) in  quarter ended December  31,  1997 compared to a pre-tax profit of $68,300 in 1996.

Financial Services Segment:

The financial services segment consists of The Company (Realco) and Great American Equity Corporation (GAEC) and PHS, Inc.
Operations also include equity earnings of various finance entities including a 50% interest in PHS Mortgage partnership and a 13% interest in MI Acquisition Corporation.

The Company owned a 20% interest in First American Title Company of New Mexico until November, 1997 when it was sold for $500,000 cash resulting in a gain of $333,585. Equity earnings to PHS, Inc. from it's PHS Mortgage partnership totaled $87,357 in the quarter ended December 31, 1997 compared to
$62,583 in 1996 MI Acquisition Corporation was organized in August, 1997, and the Company's share of their operations was a loss of ($15,308) for the December 1997 quarter.

GAEC realized loan fees of $89,400 in the quarter ended December 31, 1997, a decrease of $24,400 or 21% compared to 1996. The 1997 loan fees earned by GAEC include $70,000 realized through it's connection with MI Acquisition Corporation and it's subsidiary Miller & Schroeder, Inc. a financial; services firm which provided underwriting for the related loan. Such fees have nominal related costs and therefore substantially all such income flows to pre-tax profits.

Interest earned through use of uncommitted funds is reported separately along with related interest expense primarily on the $5,750,000 of 9.5% subordinated notes payable. Such uncommitted funds may be used in participation with banks, individuals and other financial institutions in financing home builder interim construction loans and loans for the acquisition and development of residential subdivisions. Interest and other income was $181,100 in 1997, a decrease of $93,500 from 1996.

The total Financial Services segment realized a pre-tax profit of $409,800 for the quarter ended December 3, 1997 compared to $224,700 for 1996.


PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

The Company is subject to certain legal claims from time to time and is involved in litigation that has arisen in the ordinary course of its business. It is the Company's opinion that it either has adequate legal defenses to such claims or that any liability that might be incurred due to such claims will not, in the aggregate, exceed the limits of the Company's insurance policies or otherwise result in any material adverse effect on the Company's operations or financial position. The only litigation in which the Company is involved that might be considered other than routine and ordinary is the following:

On April 11, 1997, the City of Albuquerque instituted condemnation proceedings related to a parcel of land upon which the Company had a joint venture financing arrangement for development. This matter is more fully described in the Company's 10-QSB filing of June 30, 1997. There has been continuing correspondence, verbally and written between the legal counsel for both parties in an effort to settle the matter, however, no settlement has been achieved and litigation may be necessary to determine the value of the property.

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



REALCO, INC.
Date: February 14, 1998
                /S/James A. Arias
               ------------------------
               James A. Aria, President


Date: February 14, 1998

               /S/ Melvin A. Hardison
               ---------------------------
               Melvin A. Hardison, Secretary\Treasurer
                and Chief Financial Officer