Form 10QSB
period 1998-03-31
REALCO INC /NM/
filed 1998-05-15
CIK 82409

U.S. Securities and Exchange Commission
                        Washington, D.C.  20549
                               Form 10-QSB


(Mark One)

[XX]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  March 31, 1998

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

       The  number  of shares  of  the  registrants   no   par
value  common     stock,    the   issuers    only   class   of
common    stock,  outstanding   as  of  May  12,  1998,   was:
2,772,000

Transitional Small Business Format (check one) Yes [   ]No[XX]


PART I.  FINANCIAL INFORMATION.
   Item 1.  FINANCIAL STATEMENTS


                            REALCO, INC.
                       CONDENSED BALANCE SHEET
                           March 31, 1998
  ASSETS                    (Unaudited)

  Cash and cash equivalents                             $  3,889,072
  Restricted cash                                            343,377
  Securities available for sale                               93,437
  Accounts and notes receivable                            2,844,054
  Inventories                                             14,241,884
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                         25,008
  Property & equipment (net)                                 911,491
  Investments - equity method                              1,741,609
  Deferred income taxes                                      176,561
  Other assets                                             2,506,775
                                                         -----------
                                                         $26,773,268
                                                         ===========

  LIABILITIES
  Notes payable                                          $ 6,488,564
  Lease obligations                                           69,765
  Billings in excess of costs and estimated
   earnings on uncompleted contracts                           3,429
  Construction advances and notes
   payable, collateralized by inventories                  6,624,629
  Accounts payable and accrued
   liabilities                                             2,435,474
  Escrow funds held for others                               343,377
                                                          ----------
        Total liabilities                                 15,965,238
                                                          ----------
  STOCKHOLDERS' EQUITY
   Preferred stock no par value - authorized
    500,000 shares;
     Series A - issued and outstanding
       82,569 shares                                         825,690
     Series B - issued and outstanding
       212,859 shares                                      2,128,590
     Series D - issued and outstanding
       23,919 shares                                         239,190
   Common stock no par value;
    authorized, 6,000,000 shares, issued
    2,845,000 shares                                       7,712,461
   Retained earnings                                         113,174
                                                          ----------
                                                          11,019,105
   Less cost of 73,000 shares held in treasury               211,075
                                                          ----------
                                                          10,808,030
                                                          ----------
                                                         $26,773,268
                                                         ===========

 The accompanying notes are an integral part of these statements.


                           REALCO, INC.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)

                                          Three months   Three months
                                             Ended          Ended
                                           March 31,       March 31,
                                              1998           1997

REVENUES
  Brokerage commissions and fees           $ 4,373,536   $ 3,377,320
  Construction sales                         2,254,498     5,182,448
  Sales of developed lots                      181,850       268,000
  Equity in net earnings of investees           53,097       268,082
  Interest and other, net                       87,594       185,671
                                           -----------   -----------
                                             6,950,575     9,281,521
COSTS AND EXPENSES
  Cost of brokerage revenue                  3,012,003     2,348,383
  Cost of construction sales                 2,075,134     4,855,516
  Cost of developed lots sold                  137,466       288,301
  Selling, general and administrative        1,997,950     1,440,726
  Depreciation and amortization                123,787       120,294
  Interest and other expense                   176,694       160,956
                                           -----------   -----------
                                             7,523,034     9,214,176
                                           -----------   -----------
 Income (loss) before provision
      for income taxes                        (572,459)       67,345

INCOME TAX EXPENSE (BENEFIT)                  (223,000)       31,331
                                           -----------   -----------
NET EARNINGS (LOSS) BEFORE PREFERRED
  STOCK DIVIDEND REQUIREMENT                  (349,459)       36,014


PREFERRED STOCK DIVIDEND REQUIREMENT            30,144        30,547
                                           -----------   -----------

    NET EARNINGS (LOSS) AVAILABLE FOR
      COMMON SHARES                         $ (379,603)  $     5,467
                                           ===========   ===========

Earnings (loss) per common share
  before preferred stock
  dividend requirements                     $  (  0.13)  $      0.01
Basic and diluted earnings
  (loss) per share                          $  (  0.14)  $       - -
                                           ===========   ===========

Weighted average shares outstanding          2,779,467     2,839,844
                                           -----------   -----------


The accompanying notes are an integral part of these statements.

                           REALCO, INC.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)

                                           Six months     Six months
                                              Ended           Ended
                                            March 31,      March 31,
                                              1998            1997

REVENUES
  Brokerage commissions and fees           $ 8,585,193   $ 5,705,850
  Construction sales                         5,399,388     9,505,679
  Sales of developed lots                      650,473       389,000
  Equity in net earnings of investees          176,888       442,178
  Interest and other, net                      609,545       520,376
                                           -----------   -----------
                                            15,421,487    16,563,083
COSTS AND EXPENSES
  Cost of brokerage revenue                  5,985,268     4,125,103
  Cost of construction sales                 4,893,029     8,827,384
  Cost of developed lots sold                  550,846       406,776
  Selling, general and administrative        3,986,773     2,546,830
  Depreciation and amortization                249,207       217,014
  Interest and other expense                   374,675       319,697
                                           -----------   -----------
                                            16,039,798    16,442,804
                                           -----------   -----------
 Income (loss) before provision
      for income taxes                        (618,311)      120,279

INCOME TAX EXPENSE (BENEFIT)                  (235,900)       52,500
                                           -----------   -----------
NET EARNINGS (LOSS) BEFORE PREFERRED
  STOCK DIVIDEND REQUIREMENT                $ (382,411)   $   67,779

PREFERRED STOCK DIVIDEND REQUIREMENT            60,288        61,094
                                           -----------   -----------

    NET EARNINGS (LOSS) AVAILABLE FOR
      COMMON SHARES                         $ (442,699)   $    6,685
                                           ===========   ===========

Earnings (loss) per common share
  before preferred stock dividend
  requirements                              $  (  0.14)    $    0.02
Basic and diluted earnings (loss)
  per share                                 $  (  0.16)    $     - -
                                           ===========   ===========

Weighted average shares outstanding          2,787,088     2,842,451
                                           -----------   -----------


 The accompanying notes are an integral part of these statements.

                          REALCO, INC.
                    STATEMENTS OF CASH FLOWS
                          (Unaudited)
                                                For the Six months ended
                                                         March 31,
                                                    1998         1997

Cash flows from operating activities
  Net earnings (loss)                            $  (382,411)  $  67,779
  Adjustments to reconcile net earnings (loss)
    to net cash used by operating activities
     Depreciation and amortization                   249,207     217,014
     Accretion of discount on notes payable           27,617      27,617
     Distributions of investees in excess
      of earnings (net earnings in excess
      distributions)                                 136,722    (421,471)
     (Gain) on sale of securities                   (345,276)    (45,365)
     Change in operating assets and liabilities
      (net of business acquired)
       (Increase) in accounts receivable            (355,327)   (139,519)
       (Increase) decrease in inventories           (663,163)  1,077,336
       Decrease in costs and estimated earnings
        related to net billings on uncompleted
        contracts                                    106,055     314,589
       (Increase) in other assets                   (210,055)   (784,631)
       Increase (decrease) in accounts payable and
         accrued liabilities                         163,826    (624,755)
       Increase in deferred tax asset               (213,400)    (87,454)
                                                  ----------  ----------
  Net cash used by operating activities           (1,486,205)   (398,860)
                                                  ----------  ----------
Cash flows from investing activities
   Purchases of property and equipment               (74,787)   (547,315)
   Proceeds from sale of securities                  586,297      41,411
   Advances on notes receivable                     (448,624) (1,056,468)
   Receipts on notes receivable                      332,188           0
   Purchases of investments - equity method                0        (100)
   Payments for business acquired                   (426,250)          0
   Cash acquired in business acquired                292,453     205,912
                                                  ----------  ----------
  Net cash provided (used) in investing
     activities                                      261,277  (1,356,560)
                                                 -----------   ---------
Cash flows from financing activities
   Construction advances and notes
     payable, net                                  1,485,345     812,466
   Payments on capital lease obligations             (35,035)    (46,038)
   Payments on notes payable                        (460,929)          0
   Purchase of common stock                         (117,686)    (36,218)
                                                 -----------  ----------
  Net cash provided from financing
   activities                                        871,695     730,210
                                                 -----------  ----------
    NET (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                   (353,233) (1,025,210)

Cash and cash equivalents at beginning
   of period                                       4,242,305   4,480,880
                                                   ---------   ---------
Cash and cash equivalents at end
   of period                                     $ 3,889,072 $ 3,455,670
                                                 =========== ===========


   The accompanying notes are an integral part of these statements.


                      REALCO, INC.
              NOTES TO FINANCIAL STATEMENTS
                     March 31, 1998
                      (Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

      The condensed balance sheet as of March 31, 1998, the statements of operations for the three month and six month periods ended March 31, 1998 and 1997 and the statements of cash flows for the six month periods ended March 31, 1998 and 1997 have been prepared by the Company without audit. In the opinion of Management all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1998 and results of operations and cash flows for the three month and six month periods ended March 31, 1998 and 1997 have been made.

      Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10KSB for the fiscal year ended September 30, 1997. The results of operations for the periods ended March 31, 1998 are not necessarily indicative of the operating results for a full year.

      The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, Earnings Per Share, during the quarter ended December 31, 1997. Because the conversion prices for convertible debentures, warrents, and options are greater than the average market prices for the periods presented, the assumed conversion of such securities are antidilutive.

EARNINGS (LOSS) PER SHARE

       Earnings (loss) per share are computed using the weighted number of common shares outstanding of 2,787,088 for the six month period ended March 31, 1998 and 2,842,451 for the six month period ended March 31, 1997, respectively.


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operations by Segment

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

Real Estate Brokerage Segment:

The real estate brokerage segment presently consists of Prudential Preferred Properties, NM (PPP-NM)(formerly Prudential Hooten/Stahl, Realtors) Prudential Preferred Properties, Az (PPP-Az)(formerly Mull -Smith, Inc.) and First Commercial Real Estate Services, Inc. The Mull-Smith company was acquired January 1, 1997, and the First Commercial Real Estate Services, Inc. (First Commercial) business was acquired May 1, 1997. Effective February 1, 1998, in the current quarter, PPP-Az acquired Cliff Winn, Realty, Inc. (Winn) which also operates in the Phoenix area.

  Operations for the quarter ended March 31, 1998:

  Brokerage commission income for the 1998 quarter increased $997,000 or 21% over 1997, primarily due to First Commercial $215,000 and Winn $567,000 who were not present in 1997 plus an increase of $243,000 from the existing PPP-Az operation. PPP-NM had a $70,000 decrease in commission income for 1998. The segment pre-tax operating loss increased by ($151,000) to ($274,000) or
151% increase in 1998 over 1997. Significant factors included pre-tax profits for PPP-Az of $109,000 in 1998 compared to $134,000 in 1997, which were more than offest by pre-tax losses for PPP-NM of ($369,000) in 1998 compared to ($264,000) in 1997.
The NM loss was a continuation of pre-tax losses which were ($345,000) for the first quarter.

  Operations for the six months ended March 31, 1998:

  Brokerage commission income for the six months increased $2,879,000 to $8,585,000 or 50% over the 1997 period. Newly acquired businesses accounted for the increases while PPP-NM had a reduction in commission income of ($493,000) to $3,704,000 in 1998 or a 12% drop in relation to 1997. The segment pre-tax loss increased by ($215,000) to ($569,000) in 1998, an increase of 61% in relation to 1997. PPP-Az had a pre-tax profit $192,000 and Winn had a pre-tax profit of $20,000 while PPP-NM had a pre-tax loss of ($714,000) for the six-month period ended March 31, 1998.

  The Albuquerque residential real estate market has been relatively flat if not slightly increasing during the covered period. PPP-NM has not maintained it's share of the market even while expenses to support associate agents have continued at about the same dollar level and thereby a higher ratio to commission income. Ms. Claudia Noakes was employed as president of PPP-NM as of January 1, 1998; she has initiated agressive new programs to bring in top agents to increase commission income; has reduced office space for better desk occupancy rates and has changed advertising and promotional media to reduce operating expenses. The last month of this reporting period reflected improvements in both income and expenses; however, it is too early to assure significant changes in PPP-NM operating results in future periods.


Construction and Land Development Segment:

The construction and land development segment operates in the Albuquerque and Rio Rancho, New Mexico metropolitan area, and consists of Charter Building & Development Corp. (Charter) and Amity, Inc. (Amity). This segment also includes the Company's Land Development Division (LDD) which acquires raw land and develops it into residential homesite lots for Charter and other homebuilders. The LDD also holds equity interest in joint ventures with other developers of home subdivisions.

Charter builds homes in price ranges of $145,000 to $250,000 in up to eleven subdivisions in the area. Homesite lots have been acquired from LDD and related joint ventures and from other developers. Charter occasionally sells lots from their inventory as markets dictate. Amity is principally a builder of small commercial buildings. They also do remodeling and occasionally build upper range homes. The LDD recognizes their share of earnings from joint ventures on an equity basis. Profits on lot sold to Charter, either directly by LDD or by joint venture, are deferred so long as the lot remaines in Charter's inventory. Charter obtains construction and lot acquisition financing from various local banks and from the Company. Interest from Charter to the Company is deferred and/or eliminated in consolidation as appropriate.

  Operations for the quarter ended March 31, 1998

  Cosntruction revenues decreased ($2,928,000) to $2,524,000 for 1998 when compared to the quarter ended March 31, 1997. This drop was primarily due to the timing of a few Amity contracts, however, Charter had a reduction in homes sales revenues of
($642,000) to $1,955,000 in 1988, or  a drop   of  25% when compared
to 1997.   Segment  lot  sales  declined  ($86,000) to $182,000  and
equity in earnings of joint venture investees declined ($212,000) to $23,000 in 1997. The changes in lot sales and joint venture earnings relate more to the ownership structure than to operating activities as the Company acquired the outside interests in two ventures effective June 1, 1997. These operations were being reported only as LDD's share of their net earnings but are now reported gross in the Company's financial statements.

  Segment pre-tax profits declined from a profit of $217,000 in 1997 to a pre-tax loss of ($210,000) for the quarter ended March 31,1998. The principal reason for the loss was a pre-tax loss for Charter of ($251,000) compared to a loss of ($91,000) in 1997. The Charter pre-tax loss was ($261,000) in the first quarter. Amity realized a pre-tax loss of ($20,000) for 1998 while the LDD had a pre-tax profit of $82,000.

   Operations for the six months ended March 31, 1998

  Construction revenues for the segment declined ($4,107,000) to $5,399,000 in 1998 compared to the six months ended March 31, 1997. Again the timing of Amity contracts contributed to the drop, however, Charter homes sales were down ($1,585,000) to $4,454,000 or 26% when compared to 1997. Lot sales were up $261,000 to $650,000, and joint venture equity earnings were down ($265,000) to $75,000 for
1998, again  primarily due to  the  restructuring  of   ownership in
land development activities.


  The segment's pre-tax earnings of $283,000 in 1997 dropped ($643,000) to a pre-tax loss of ($360,000) for the six months ended March 31, 1998. Pre-tax earnings of $28,000 for Amity and $187,000 for LDD was offset by a pre-tax loss of ($512,000) for Charter for the 1998 six months period. In addition, deferred gains on lots sold to and still in inventory at Charter contribute to the segment total loss. At March 31, 1998, over $122,000 of such gain was deferred.

  New home sales in the Albuquerque market have been fairly stable for the past year or so with some increase in new home permits during the recent months. However, Charter homes have been subject to strong competition with a related reduction in new industry relocations to the Albuquerque area and the accompanying new home buyers of Charter price level homes. The failure of Charter homes to meet pricing competition has reduced sales as well as profits on individual homes as costs accumulate with the time they are held in inventory. Management continues to make changes and refinements in Charter's product and operations, however significantly improved results are not yet evident. Charter has over 200 lots in nine subdivisions available for new homes and has a backlog of 34 homes under contract with an indicated revenue of approximately $5,578,000.

  The Land Development Division holds equity interests in two joint ventures. One development in the Northeast Heights of Albuquerque has been most successful with development activity totally complete and with sales generating about $50,000 in each of the two quarters ending March 31, 1998. The other venture's devlopment activity was terminated by the City of Albuquerque's condemnation proceedings as previously reported. The LDD has recently completed a 100 lot golf course residential subdivision and is initiating acquisition and development of another subdivision which will feature homes in the $75,000 to $100,000 range. LDD also has over 40 lots remaining from former joint ventures which are clear of any debt and are available for Charter or for sale to other builders.


Financial Services Segment:

The financial services segment consists of the Company (Realco) and Great American Equity Corporation (GAEC) and PHS, Inc. Operations also include equity earnings of various finance entities including a 50% interest in PHS Mortgage partnership and a 13% interest in MI Acquisition Corporation.

The Company owned a 20% interest in First American Title Company of New Mexico until November, 1997 when is was sold for $500,000 cash resulting in a gain of $333,585.

  Operations for the quarter ended March 31, 1998

  Interest and other income declined ($98,000) to $87,000 for the quarter ended March 31, 1998, when compared to 1997. The decline was partially due to fewer loan fees generated and increased inter-company loan interest which is eliminated in consolidation. The PHS, Inc. share of equity earnings of PHS Mortgage was about level with 1997 at $49,000 for the quarter. The equity share of investment in MI Acquisition was a loss of ($31,000).



  Operations for the six months ended March 31, 1998

  Interest and other income for the segment increased $89,000 to $609,000 for 1998. The 1998 amount includes the $333,585 gain on the sale of the investment in First American Title of New Mexico, and an equity loss of ($46,000) on the Company's investment in MI Acquisition which was not acquired until August, 1997, and therefore not a factor in the 1997 period.


Overall Company Operations:

The Company's pre-tax loss of ($572,000) for the quarter ended March 31, 1998, resulted primarily from the Albuquerque area home sales activities with a PPP-NM loss of ($369,000) and a Charter loss of ($251,000). Management has been and continues to address this serious situation and numerious changes have been accomplished;
however, there is no assurance that these changes and/or the Albuquerque real estate market will provide a signicant immediate change in operating results.


   Liquidity and Sources of Capital

      The Company's principal sources of liquidity are cash flow from operating activities, bank borrowing under both term and revolving credit arrangements and approximately
$3,889,000   of    the   Registrant's   current   cash    and   cash
equivalents. During the current quarter, the Company had utilized approximately $4,213,000 of revolving interim construction and inventory lines of credit from the approximately $15,000,000 available with various banks.

       The Company believes that the cash flow from its operations and its current cash and equivalents will sustain its operations and anticipated internal growth for the ensuing twelve months.

                 PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      The   Company   is  subject  to   certain  legal  claims  from
time  to  time  and  is  involved  in  litigation  that  has  arisen
in  the  ordinary   course   of   business.   It  is  the  Company's
opinion  that  it   either   has  adequate legal  defenses  to  such
claims  or  that  any liability   that  might  be  incurred  due  to
such  claims  will  not, in  the  aggregate  exceed  the  limits  of
the  Company's  insurance   policies  or  otherwise  result  in  any
material adverse effect on the Company's operations or financial position. The only litigation in which the Company is involved that might be considered other than routine and ordinary is the following:

On April 11, 1997, the City of Albuquerque instituted condemnation procedings related to a parcel of land upon which the Company had a joint venture financing arrangement for development. This matter is more fully described in the Company's 10-QSB filing of June 30, 1997. There has been continueing correspondence, verbally and written between the legal counsel for both parties in an effort to settle the matter, however, no settlement has been achieved and litigation may be necessary to determine the value of the property.


ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

      On March 5, 1998, the Company held its annual meeting of shareholders. Proxies were solicited for the meeting pursuant to Regulation 14A under the Exchange Act. The shareholders voted on the following matters in the way indicated:

      a.  Election  of  Directors. There was no  solicitation  in
opposition  to   management's  nominees  listed  in   the   proxy
statement and all of those nominees were elected.


      No other matters came before the shareholders at the meeting.

Item 5.  OTHER INFORMATION.,

      None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  There are no exhibits are filed with this report.

     (b)  There were no Forms filed during this reporting period.


                         SIGNATURES

        Pursuant to the requirements of the Securities Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              REALCO, INC.



Date: May 12, 1998      S/ James A.Arias
                        _________________________
                        James A. Arias, President

Date: May 12, 1998      S/ Melvin A.Hardison
                        _________________________
                        Melvin A. Hardison Secretary\Treasurer
                        and Chief Financial Officer