Form 10QSB
period 1998-06-30
REALCO INC /NM/
filed 1998-08-13
CIK 82409

U.S. Securities and Exchange Commission
                        Washington, D.C.  20549
                               Form 10-QSB


(Mark One)

[XX]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  June 30, 1998

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

       The  number  of  shares  of  the  registrants   no   par
value  common     stock,    the    issuers    only   class   of
common  stock,  outstanding   as  of  August  10,  1998,   was:
2,768,000

Transitional Small Business Format (check one) Yes [   ]No[XX]


PART I.  FINANCIAL INFORMATION.
   Item 1.  FINANCIAL STATEMENTS


                            REALCO, INC.
                       CONDENSED BALANCE SHEET
                           June 30, 1998
  ASSETS                    (Unaudited)

  Cash and cash equivalents                             $  3,504,571
  Restricted cash                                            134,208
  Securities available for sale                              168,692
  Accounts and notes receivable                            2,586,735
  Inventories                                             17,089,955
  Property & equipment (net)                               1,006,195
  Investments - equity method                              1,844,749
  Deferred income taxes                                      130,961
  Other assets                                             2,397,483
                                                         -----------
                                                         $28,863,549
                                                         ===========

  LIABILITIES
  Notes payable                                          $ 6,555,441
  Lease obligations                                           96,694
  Construction advances and notes
   payable, collateralized by inventories                  8,573,419
  Accounts payable and accrued
   liabilities                                             2,624,424
  Escrow funds held for others                               134,208
                                                          ----------
        Total liabilities                                 17,984,186
                                                          ----------
  STOCKHOLDERS' EQUITY
   Preferred stock no par value - authorized
    500,000 shares;
     Series A - issued and outstanding
       82,569 shares                                         825,690
     Series B - issued and outstanding
       212,859 shares                                      2,128,590
     Series D - issued and outstanding
       23,919 shares                                         239,190
   Common stock no par value;
    authorized, 6,000,000 shares, issued
    2,845,000 shares                                       7,712,461
   Retained earnings                                         194,594
                                                          ----------
                                                          11,100,525
   Less cost of 77,000 shares held in treasury               221,162
                                                          ----------
                                                          10,879,363
                                                          ----------
                                                         $28,863,549
                                                         ===========

 The accompanying notes are an integral part of these statements.


                           REALCO, INC.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)

                                          Three months   Three months
                                             Ended          Ended
                                            June 30,       June 30,
                                              1998           1997

REVENUES
  Brokerage commissions and fees           $ 6,883,310   $ 4,759,100
  Construction sales                         2,524,769     2,845,870
  Sales of developed lots                      378,000       440,500
  Equity in net earnings of investees          170,643       174,429
  Interest and other, net                      108,122       595,698
                                           -----------   -----------
                                            10,064,844     8,815,597
COSTS AND EXPENSES
  Cost of brokerage revenue                  4,995,682     3,333,212
  Cost of construction sales                 2,292,894     2,568,699
  Cost of developed lots sold                  314,319       447,744
  Selling, general and administrative        2,012,572     1,702,003
  Depreciation and amortization                114,355       113,084
  Interest and other expense                   210,148       158,383
                                           -----------   -----------
                                             9,939,970     8,323,125
                                           -----------   -----------
 Income before provision
      for income taxes                         124,874       492,472

INCOME TAX EXPENSE                              47,900       191,500
                                           -----------   -----------
NET EARNINGS BEFORE PREFERRED
  STOCK DIVIDEND REQUIREMENT                    76,974       300,972


PREFERRED STOCK DIVIDEND REQUIREMENT            30,144        30,547
                                           -----------   -----------

    NET EARNINGS AVAILABLE FOR
      COMMON SHARES                         $   46,830   $   270,425
                                           ===========   ===========

Earnings per common share
  before preferred stock
  dividend requirements                     $     0.03   $      0.10
Basic and diluted earnings
  per share                                 $     0.02   $      0.09
                                           ===========   ===========

Weighted average shares outstanding          2,768,747     2,820,489
                                           -----------   -----------


The accompanying notes are an integral part of these statements.

                           REALCO, INC.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)

                                           Nine months     Nine months
                                              Ended          Ended
                                             June 30,       June 30,
                                              1998            1997

REVENUES
  Brokerage commissions and fees           $15,468,503   $10,464,950
  Construction sales                         7,924,157    12,351,549
  Sales of developed lots                    1,028,473       829,500
  Equity in net earnings of investees          347,531       616,607
  Interest and other, net                      722,113     1,116,074
                                           -----------   -----------
                                            25,490,777    25,378,680
COSTS AND EXPENSES
  Cost of brokerage revenue                 10,980,950     7,458,315
  Cost of construction sales                 7,185,923    11,396,083
  Cost of developed lots sold                  865,165       854,520
  Selling, general and administrative        5,999,345     4,248,833
  Depreciation and amortization                363,562       330,098
  Interest and other expense                   584,823       478,080
                                           -----------   -----------
                                            25,979,768    24,765,929
                                           -----------   -----------
 Income (loss) before provision
      for income taxes                        (488,991)      612,751

INCOME TAX EXPENSE (BENEFIT)                  (188,000)      244,000
                                           -----------   -----------
NET EARNINGS (LOSS) BEFORE PREFERRED
  STOCK DIVIDEND REQUIREMENT                $ (300,991)   $  368,751

PREFERRED STOCK DIVIDEND REQUIREMENT            90,432        91,641
                                           -----------   -----------

    NET EARNINGS (LOSS) AVAILABLE FOR
      COMMON SHARES                         $ (391,423)   $  277,110
                                           ===========   ===========

Earnings (loss) per common share
  before preferred stock dividend
  requirements                              $  (  0.11)    $    0.13
Basic and diluted earnings (loss)
  per share                                 $  (  0.14)    $    0.10
                                           ===========   ===========

Weighted average shares outstanding          2,780,974     2,835,130
                                           -----------   -----------


 The accompanying notes are an integral part of these statements.

                          REALCO, INC.
                    STATEMENTS OF CASH FLOWS
                          (Unaudited)
                                                For the Nine months ended
                                                         June 30,
                                                    1998         1997

Cash flows from operating activities
  Net earnings (loss)                            $  (300,991)  $ 368,751
  Adjustments to reconcile net earnings (loss)
   to net cash used by operating activities
    Depreciation and amortization                    322,136     330,098
    Accretion of discount on notes payable            41,426      41,426
    Distributions of investees in excess
     of earnings (net earnings in excess
     distributions)                                  101,612    (547,617)
    Gain on sale of securities                      (389,718)    (42,680)
    Change in operating assets and liabilities
     (net of business acquired)
      Increase in accounts receivable               (109,354)   (585,862)
      Increase in inventories                     (3,511,234)   (153,565)
      Decrease in costs and estimated earnings
       related to net billings on uncompleted
       contracts                                     127,634     307,433
      Decrease (increase) in other assets             75,868    (930,045)
      (Increase) decrease in deferred tax asset     (200,300)     16,959
      Increase in accounts payable and accrued
        liabilities                                  164,776     876,905
                                                  ----------  ----------
  Net cash used by operating activities           (3,678,145)   (318,197)
                                                  ----------  ----------
Cash flows from investing activities
   Purchases of property and equipment              (231,734)   (801,230)
   Proceeds from sale of securities                  675,520      73,156
   Purchase of securities available for sale        (168,692)    (44,781)
   Advances on notes receivable                     (623,854) (1,298,123)
   Receipts on notes receivable                      518,764   1,515,881
   Purchases of investments - equity method                0     (61,000)
   Payments for business acquired                   (426,250)   (376,404)
   Cash acquired in business acquired                292,453     205,912
                                                  ----------  ----------
  Net cash provided (used) in investing
     activities                                       36,207    (786,589)
                                                 -----------   ---------
Cash flows from financing activities
   Construction advances and notes
     payable, net                                  3,434,135   2,290,491
   Payments on capital lease obligations             (53,052)    (95,007)
   Addition to capital lease obligations              44,946           0
   Payments on notes payable                        (394,052)          0
   Purchase of common stock                         (127,773)    (82,637)
                                                 -----------  ----------
  Net cash provided from financing
   activities                                      2,904,204   2,112,847
                                                 -----------  ----------
    NET (DECREASE) INCREASE IN CASH AND CASH
      EQUIVALENTS                                   (737,734)  1,008,061

Cash and cash equivalents at beginning
   of period                                       4,242,305   4,480,880
                                                   ---------   ---------
Cash and cash equivalents at end
   of period                                     $ 3,504,571 $ 5,488,941
                                                 =========== ===========


   The accompanying notes are an integral part of these statements.


                      REALCO, INC.
              NOTES TO FINANCIAL STATEMENTS
                    June 30, 1998
                      (Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

      The condensed balance sheet as of June 30, 1998, the statements of operations for the three month and nine month periods ended June 30, 1998 and 1997 and the statements of cash flows for the nine month periods ended June 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of Management all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1998 and results of operations and cash flows for the three month and nine month periods ended June 30, 1998 and 1997 have been made.

      Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10KSB for the fiscal year ended September 30, 1997. The results of operations for the periods ended June 30, 1998 are not necessarily indicative of the operating results for a full year.

      The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, Earnings Per Share, during the quarter ended December 31, 1997. Because the conversion prices for convertible debentures, warrents, and options are greater than the average market prices for the periods presented, the assumed conversion of such securities are antidilutive.

EARNINGS (LOSS) PER SHARE

       Earnings (loss) per share are computed using the weighted number of common shares outstanding of 2,780,974 for the nine month period ended June 30, 1998 and 2,835,130 for the nine month period ended June 30, 1997, respectively.


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

Real Estate Brokerage Segment:

The real estate brokerage segment presently consists of Prudential Preferred Properties, NM (PPP-NM)(formerly Prudential Hooten/Stahl, Realtors) Prudential Preferred Properties, Az (PPP-Az)(formerly Mull -Smith, Inc.) and First Commercial Real Estate Services, Inc. The Mull-Smith company was acquired January 1, 1997, and the First Commercial Real Estate Services, Inc. (First Commercial) business was acquired May 1, 1997. Effective February 1, 1998, PPP-Az acquired Cliff Winn, Realty, Inc. (Winn) which also operates in the Phoenix area.

  Operations for the quarter ended June 30, 1998:

  The Real Estate Brokerage Segment provided a pre-tax profit of $242,000 for the quarter ended June 30, 1998, an increase of $65,000 or 37% over the 1997 quarter pre-tax profit of $177,000. Quarterly pre-tax profits were $255,000 for PPP-Az and $185,000 for Winn which were partially offset by a pre-tax loss by PPP-NM. PPP-NM had a pre-tax loss of ($115,000) compared to a loss of ($83,000) in 1997. However, the current quarterly loss was a substantial improvement over the ($369,000) loss for PPP-NM for the quarter ended March 31, 1998.

  Brokerage commission income for the 1998 quarter increased $2,124,000 or 45% over 1997, primarily due to the Winn commission income of $2,140,000 in 1998; that was not present in the 1997 quarter. PPP-NM realized a decrease in income of ($212,000) or (8%) from 1997 while PPP-Az had an increase of $228,000 or 11% over the 1997 quarter.

 PPP-NM's improved operating results (compared to the second quarter ended March 31, 1998) resulted from an increase of $715,000 in commission income while slightly improving its percentage of Company Dollar (commission income less portions paid to independant agents or other brokers) and significantly reducing the percentage of selling, general and administrative expenses in relation to income.

  Operations for the nine months ended June 30, 1998:

  Brokerage commission income for the nine months increased $5,004,000 to $15,469,000 or 48% over the 1997 period. The newly acquired Winn division provided $2,707,000 of the increase while PPP-Az provided another $2,391,000 of increase. PPP-NM realized a drop of ($705,000) in commission income to $6,124,000 in 1998 or an (10%) drop in relation to the nine months ended June 30, 1997.

  The  segment  pre-tax  loss  for  the  nine  months  increased  by
($140,000)  to  ($327,000)  in  1998,  an  increase  of   (75%)   in
relation to the ($187,000) loss in 1997. PPP-Az had a pre-tax profit $448,000 while Winn contributed a five month pre-tax profit of $206,000. PPP-NM realized an increase in pre-tax loss of ($239,000) to ($829,000) for the nine month period compared to the ($590,000) loss realized in 1997. Selling, general and administrative expenses (including advertising expenses) running as high as 42% of income had contributed to the PP-NM losses. As peviously noted, significant improvements have been realized in this area during the current quarter.



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

  Charter builds homes in price ranges of $145,000 to $350,000 in up to eleven subdivisions in the area. Homesite lots have been acquired from LDD and related joint ventures and from other developers. Charter occasionally sells lots from their inventory as markets dictate. Amity is principally a builder of small commercial buildings. They also do remodeling and occasionally build upper range homes. The LDD recognizes their share of earnings from joint ventures on an equity basis. Profits on lot sold to Charter, either directly by LDD or by joint venture, are deferred so long as the lot remains in Charter's inventory. Charter obtains construction and lot acquisition financing from various local banks and from the Company. Interest from Charter to the Company is deferred and/or eliminated in consolidation as appropriate.

  Operations for the quarter ended June 30, 1998

  Cosntruction revenues decreased ($321,000) to $2,525,000 for 1998 when compared to the quarter ended June 30, 1997. This drop was primarily due to Charter realizing a reduction in homes sales revenues of ($414,000) to $1,985,000 in 1998, or a drop of 17% when compared to 1997. Segment lot sales declined ($63,000) to $376,000 and equity in earnings of joint venture investees declined ($54,000) to $46,000 in 1998. The changes in joint venture earnings relate more to the ownership structure than to operating activities as the Company acquired the outside interests in two ventures effective June 1, 1997. These operations were being reported only as LDD's share of their net earnings but are now reported gross in the Company's financial statements.

  The segment's pre-tax loss declined slightly from a loss of ($172,000) in 1997 to a pre-tax loss of ($164,000) for the quarter ended June 30, 1998. A current quarter pre-tax profit of $88,000 from LLD was reduced by a ($52,000) loss from Amity and a ($202,000) loss from Charter. The Charter loss of ($202,000) was an improvement over the ($251,000) loss for the quarter ended March 31, 1998.

   Operations for the nine months ended June 30, 1998

  Construction revenues for the segment declined ($4,427,000) to $7,924,000 in 1998 compared to revenues of $12,351,000 for the nine months ended June 30, 1997. The timing of certain Amity contracts contributed to ($2,429,000) of the drop, however, Charter homes sales were down ($1,998,000) to $6,439,000 or 24% when compared to 1997. Lot sales were up $198,000 to $1,028,000, however joint venture equity earnings were down ($309,000) to $120,000 for 1998, again primarily due to the restructuring of ownership in land development activities.


  The segment's pre-tax earnings of $107,000 in 1997 dropped ($630,000) to a pre-tax loss of ($523,000) for the nine months ended June 30, 1998. Pre-tax earnings of $275,000 for LDD was offset by pre-tax losses of ($23,000) for Amity and a ($714,000) loss for Charter for the 1998 nine months period. In addition, deferred gains on lots sold to and still in inventory at Charter contribute to the segment total loss. At June 30, 1998, over $143,000 of such gain was deferred.

  New home sales in the Albuquerque market have been fairly stable for the past year or so with increases in new home permits during the recent quarters which have resulted in significant increases in new homes available to home buyers. Charter homes have been subject to strong competition and for the past several months have not compared well as to price per square foot or price ranges in a particular subdivision. Management has made changes and refinements in new home products and operations and recent activity indicates future improvements in operating results. However, it has required several months to clear stale inventory at discounted prices; to develop and build new models and it will take a few more months to build and close sales of new products. Charter has over 135 lots in nine subdivisions available for new homes and has a backlog of 33 homes under contract with an indicated revenue of approximately $5,950,000.

  The Land Development Division holds equity interests in two joint ventures. One development in the Northeast Heights of Albuquerque has been most successful with development activity totally complete and with sales generating about $122,000 of earnings during the nine months ended June 30, 1998. The other venture's devlopment activity was terminated by the City of Albuquerque's condemnation proceedings as previously reported. The LDD has recently completed a 100 lot golf course residential subdivision and is currently developing another 96 lot subdivision which will feature homes in the $75,000 to $100,000 range. LDD also has 37 lots remaining from former joint ventures which are clear of any debt and are available for Charter use or for sale to other builders.


Financial Services Segment:

The financial services segment consists of the Company (Realco) and Great American Equity Corporation (GAEC) and PHS, Inc. Income also includes equity earnings of various finance entities including a 50% interest in PHS Mortgage partnership and a 13% interest in MI Acquisition Corporation.

The Company owned a 20% interest in First American Title Company of New Mexico until November, 1997 when is was sold for $500,000 cash resulting in a gain of $333,585.

  Operations for the quarter ended June 30, 1998

  Interest and other income decreased ($488,000) to $108,000 for the quarter ended June 30, 1998, when compared to 1997. The decline was due to 1997 including accelerated recognition of participation and profit sharing earnings from the land development project which was subject to condemnation action by the City of Albuquerque as previously reported. The Company has had no such condemnation related gain thus far in 1998.

  Equity in net earnings of investees remained fairly constant compared to the prior year quarter. The PHS, Inc. share of equity earnings of PHS Mortgage increased $15,000 to $70,000 for the quarter ended June 30, 1998. The equity share of earnings in MI Acquisition was a profit of $55,000.

  Operations for the nine months ended June 30, 1998

  Interest and other income for the segment decreased ($403,000) to $722,000 for 1998. The 1998 amount includes the $333,585 gain on the sale of the investment in First American Title of New Mexico, and in equity earnings of $207,000 on the investment in PHS Mortgage. The 1997 amount includes the gains produced by the condemnation action by the City of Albuquerque and over $400,000 from land development joint ventures.

Overall Company Operations:

  The Company's pre-tax income of $125,000 was a decrease of ($367,000) for the quarter ended June 30, 1998, compared to the quarter ended June 30, 1997. This resulted primarily from the condemnation action in 1997, as the other segments were generally consistent between quarterly periods.

  The nine-months pre-tax loss of ($489,000) in 1998, compared to the pre-tax gain of $613,000 in 1997, reflects the condemnation item in 1997, and for 1998, the difficulties encountered in the Albuquerque new and used home sales market. The Charter loss grew to ($714,000) while the PPP-NM loss grew to ($829,000). These amounts are reported prior to elimination of intercompany interest paid to the Registrant which totalled over $450,000 for the nine months. Also not reflected are the earnings made possible to other elements such as PHS mortgage earnings and the GAEC builder program loan fees and interest, both of which result from the PPP-NM connection; and the land development profits enabled by Charter.

  As noted above, PPP-NM and Charter reported improved operating results for the current quarter compared to the 2nd quarter ended March 31, 1998, indicating that changes are providing favorable benefits. However, the Albuquerque market presently has near record levels of both new and used homes available for sale resulting in very strong competition in the Albuquerque housing market; and profitable quarters for these companies may not occur until after The Company's September 30, 1998, fiscal year end.

   Liquidity and Sources of Capital

      The Company's principal sources of liquidity are cash flow from operating activities, bank borrowing under both term and revolving credit arrangements and approximately
$3,504,000   of    the   Registrant's   current   cash    and   cash
equivalents. During the current quarter, the Company had utilized approximately $4,563,000 of revolving interim construction and inventory lines of credit from the approximately $15,000,000 available with various banks.

       The Company believes that the cash flow from its operations and its current cash and equivalents will sustain its operations and anticipated internal growth for the ensuing twelve months.


 Year 2000

       The Company has addressed the possible problems in present computer software due to the year 2000 and has initiated actions to make all applications Year 2000 compliant. New software has been acquired and will be installed effective October 1, 1998, for the Construction Segment companies. The software for the Real Estate Brokerage Segment companies has been upgraded to be Year 2000 complaint and such upgrades will be installed no later than December 31, 1998. Other minor computer software applications will be replaced or upgraded by December 31, 1998. The costs of these actions are not significant in relation to the financial statements of the Registrant.

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


                              REALCO, INC.



Date: August 10, 1998      S/ James A.Arias
                        _________________________
                        James A. Arias, President

Date: August 10, 1998      S/ Melvin A.Hardison
                        _________________________
                        Melvin A. Hardison Secretary\Treasurer
                        and Chief Financial Officer