Form 10KSB
period 1998-09-30
REALCO INC /NM/
filed 1999-01-14
CIK 82409

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-KSB

                            (Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES
                           EXCHANGE ACT
                      OF 1934 [FEE REQUIRED]

           For the fiscal year ended September 30, 1998

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

   1650 University Boulevard, N.E., Suite 5-100, Albuquerque, New
                           Mexico, 87102
   ------------------------------------------------------------
  (Address of principal executive offices)            (Zip Code)


 Registrant's telephone number, including area code: 505-242-4561

 Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act:

                     No Par Value Common Stock
                       --------------------
                         (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $36,395,184

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: On January 12, 1999, based on the price quoted by NASDAQ, the market value was $3,420,625.

The number of shares outstanding of each of the Registrant's classes of voting stock, as of December 23, 1998 , was:

     No Par Value Common:           2,767,000 shares.
     Series A Preferred:               82,569
     Series B Preferred:              212,859
     Series D Preferred:               23,919

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

General

The Registrant's principal executive offices are located at 1650 University Blvd. NE, Suite 5-100, Albuquerque, New Mexico 87102 and its telephone number at that location is (505) 242-4561.

REALCO, INC., a New Mexico corporation ("Realco", hereinafter with its subsidiaries referred to collectively as the "Registrant"), was organized in 1983 as a private company and its business was that of an investment company providing funds to others in the form of loans or equity interests through September 30, 1994. Through its wholly owned subsidiary, Great American Equity Corporation and referred to hereafter as ("GAEC"), it was engaged in the business of arranging and participating in secured loans involving various forms of real estate acquisitions and ventures. Beginning October 1, 1994, the Registrant changed its business strategy and developed a plan to create a financial group of interrelated companies to provide a full range of real estate services.

This Form 10-KSB, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21 E of the Securities Exchange Act of 1934, as amended, that are not historical facts. Such forward-looking information may include, without limitation, statements that the Company does not expect that lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or other matters will have material adverse effect on its consolidated financial condition, results of operations or liquidity and other similar expressions concerning financial results. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated in the forward-looking statements. Important factors that could cause such differences include but are not limited to contractual relationships, industry competition, regulatory developments, natural events such as weather conditions, changes in the real estate markets and interest rates, fuel prices and ultimate outcome of environmental investigations or proceedings and other types of claims and litigation.

On March 14, 1995, the Registrant entered into an agreement and plan of Reorganization with a New Mexico corporate holding company and certain of that company's shareholders, which resulted in the Registrant's acquisition of several wholly-owned subsidiaries including Charter Building and Development Corp. (Charter), a residential home building contractor and Hooten-Stahl, Inc.(dba, Prudential Preferred Properties) a real estate brokerage business. Pursuant to the Reorganization certain of the acquired corporations's shareholders exchanged all of their Common Stock, representing approximately 98% of the outstanding stock, for an aggregate of 82,569 shares of the Registrant's Series A Preferred Stock and 228,859 shares of the Registrant's Series B Preferred Stock.

Following the acquisition of Charter and Hooten/Stahl, the Registrant, on February 2, 1996, successfully concluded a public offering of its securities, consisting of common stock and subordinated debt.

The Registrant through its GAEC subsidiary, is active in lending activities which include residential construction lending, land acquisition and residential homesite subdivision development lending and limited computer leasing programs. GAEC has entered into residential construction participation agreements with two Albuquerque, New Mexico banks. The agreements between the banks and the Registrant includes among other terms, that the Registrant is to provide the first 25% of all funding commitments and the banks to provide the remaining 75% of the loan commitment. GAEC has also entered into land acquisition and residential subdivision loan participation agreements with banks in New Mexico and Arizona. Generally, the Registrant provides from 25% to 40% of the funding commitments for this activity. The Registrant's portion of this lending activity is often further leveraged by high net worth private participants. This specific lending activity has to date proved to be among the most profitable activities of the Registrant. Agreements between the Registrant and its bank participants generally include terms which provide that both parties share all revenues and profits as their interest appear. In the event of default by the Borrower, the participation agreements require that the funding participation by the
Registrant be fully subordinate to the outstanding balance of any bank participation included in the joint lending program. The outstanding money balances of the Registrant associated with these lending activities may vary from time to time. Such variances may be caused by cyclical swings in the market, loan demand by its customers or cash availability of the Registrant to support these activities. As of September 30, 1998, the Registrant and its bank partners had approximately $3,7000,000 in outstanding loans and/or funding commitments, of which approximately $997,000 is the Registrant's direct participation. The Registrant anticipates limited funding of its residential construction lending capacity during the ensuing fiscal year. This kind of loan generally matures within six months and the Registrant anticipates that upon repayment of outstanding loans limited funds will be reinvested in the continuation of this lending activity.

The Registrant operates PHS, Inc., a joint venture with CTX Mortgage Company, a full service residential mortgage provider. The joint venture has operations at three New Mexico and two Arizona residential brokerage branch locations operated by the Registrant. Arizona operations began in August of 1998, and consequently did not materially contribute to the September 30, 1998 operating results. PHS, Inc. recorded approximately $317,000 as its share of earnings for the year ended September 30, 1998.

Amity, Inc., the Registrant's New Mexico based general contractor specializing in commercial construction, including commercial tenant improvements and residential remodeling was acquired in July, 1996. The Registrant had exchanged 24,297 shares of its Series D Convertible Preferred Stock, $10.00 per share liquidation value, bearing 3% cumulative dividend, for all of the issued and outstanding Amity shares.

On February 1, 1998 the Registrant's Arizona Mull Realty Company, Inc., subsidiary, acquired for cash and future contingent payments, Cliff Winn, Inc. Realtors, a residential and commercial brokerage company which primarily conducts its business in Scottsdale, Mesa and to a lesser extent, in central
Phoenix, Arizona. The company operates under the trade name of Prudential Preferred Properties as does Mull Realty Company, Inc. The Registrant is currently seeking additional acquisition opportunities in Arizona.

Since the May 1, 1997 acquisition of First Commercial Real Estate Services, Inc., a New Mexico based commercial brokerage company, First Commercial has introduced several construction and financing opportunities to other of the Registrants subsidiaries and affiliates.

On October 7, 1998, the Registrant participated in the purchase of 6,156 additional outstanding common stock of MI Acquisition Corporation (MI), parent company of Miller & Schroeder, Inc., a financial sevices firm. Including this acquisition subsequent to fiscal year end, the Registrant through a combination of Company cash and borrowings owns approximately 12% of MI and the Registrants President has been appointed to its Board of Directors and is a member of its Audit Committee. The Registrant and Miller & Schroeder Financial have engaged in limited cross market activities of some of its services and products.

Operating Strategy

The Registrant's business activities are located in the metropolitan area of Albuquerque, New Mexico and Phoenix, Arizona. Since the completion of its Initial Public Offering of February 1996, the Registrant has expanded its financial, construction and brokerage activities to its core of business in a continuing effort to become a one stop source for small to medium size independent home builders and developers who may need to acquire financing, marketing and sales support.

The Registrant believes that it can capitalize on its operating methods and strategies, which it is formulating in its existing markets, for expansion to other geographical areas. For example, the Registrant believes that expansion to other markets may be achieved by its acquisition of either real estate brokerage or building companies. Once such a business is acquired, the strategy will be to export to its new market the entire array of business activities of the Registrant.

On a continuing basis, the Registrant has been exploring a variety of acquisition opportunities, consisting of service, product and distribution businesses. The Registrant's acquisition strategy complements the plan of internal growth charted for its existing activities.

Inventory Acquisition and Development

During the fiscal year ended September 30, 1998 the Registrant acquired a parcel of undeveloped land for development of 96 affordable residential home sites located in Las Lunas, New Mexico. The land purchase and development costs were financed by a combination of the Registrant's working capital funds and bank financing.

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

The Registrant has from time to time acquired residential building home sites by utilizing its available cash, consequently, a portion of the Registrants residential homesite building inventory is unencumbered.

From time to time, the Registrant enters into joint venture agreements to acquire undeveloped parcels of land for development into homesites. In such instances, the Registrant may become a 50% joint venturer and may in addition, provide and/or arrange financing to the joint venture through its GAEC subsidiary. At this time, the Registrant is not involved in any existing joint ventures.

As of September 30, 1998, the Registrant owned or controlled through a combination of unencumbered ownership, debt financing and purchase agreements, over 275 developed or currently under development, home sites within the Albuquerque, New Mexico metropolitan area. Inventory of home sites controlled by the Registrant, are utilized by Charter and may also be available for sale to other home builders and individuals.

Prudential Preferred Properties of New Mexico represents a number of independent custom home builders in an exclusive marketing arrangement. These builders are part of a "Builders Group" within the Prudential Preferred Properties client base and may number from 15 to as many as 50 at any given time. Any of the builders in the "Builders Group" may draw on the available building site inventory controlled by the Registrant. In addition, any independent builder within the "Builders Group" may secure residential construction loans from the Registrant's GAEC lending subsidiary subject to credit approval and budget availability.

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

The Registrant believes that the host of services it currently offers will appeal to small and medium size builders and developers. Since its Initial Public Offering, Prudential Preferred Properties of New Mexico has increased the number of independent custom builders in its "Builder Group". The ability of the Registrant to expand its business has been due in part to the addition of new capital from the public securities offering. The Registrant anticipates that it will require additional new capital at some future date in order to continue its ability to expand the segments of its business in which it is currently engaged.

The real estate industry, and the Registrant's business, is cyclical and is affected by consumer confidence levels, prevailing economic conditions and interest rates. Other factors effecting business include increases in construction costs, increases in costs associated with home ownership such as property taxes, changes in consumer preferences and demographic trends. The Registrant believes that its strategy of vertical integration will eventually build a dominance in the markets in which it does business, however, there can be no assurance that this strategy will be successful.

Employees

As of September 30, 1998, the Registrant, including its subsidiaries, had 127 full and part time salaried employees. They were employed as follows: corporate, 5 full-time: residential and commercial construction, 35 full-time and 3 part-time; and real estate brokerage, 57 full-time and 27 part-time. In addition, real estate brokerage has approximately 600 sales associates who are independent contractors. The construction segment of the Registrant normally hires independent subcontractors to provide the skilled labor needed to construct their projects.

ITEM 2: DESCRIPTION OF PROPERTIES

The Registrant leases, on a month to month basis, approximately 6,600 square feet of office space at $4,100 per month for its executive and construction offices. Mr. James A. Arias, the Registrant's President, is a part owner of the building in which the executive offices are located. The Registrant's lease arrangement is considered a below market lease as to terms and square foot cost when compared to all other leases currently in effect within the building.

The Registrant leases space for its real estate brokerage offices, all located within the Albuquerque, New Mexico and Phoenix, Arizona metropolitan areas. Leases include space ranging from 1,200 square feet to 6,000 square feet at monthly rental costs ranging from $1,200 per month to $7,200 per month. One lease is with the Registrant's Executive Vice President and Chairman of Prudential Preferred Properties, NM, Mr. Bill E. Hooten. Prior to entering into the lease with Mr. Hooten, the Registrant acquired an independent determination of fairness and reasonableness of the lease and its annual rental of $103,200. The lease with Mr. Hooten expired on January 31, 1997, and has continued to be in effect month to month. Lease terms and conditions have remained unchanged throughout the fiscal year and are expected to remain unchanged. During the past fiscal period, Prudential Preferred Properties of Arizona, has occupied replacement office space for each of its brokerage offices as well as its Arizona corporate office. Management believes that the new locations present a more favorable business image in addition to being strategically located. Prudential Preferred Properties of New Mexico announced earlier that it would occupy on or about April 1, 1999, a new brokerage office location consisting of approximately 37,000 square feet. The new location will replace four offices consisting of approximately 22,500 combined square feet. Management believes that the new location will yield additional operating efficiencies and provides space to increase the independent real estate brokerage contractor base in Albuquerque, New Mexico by approximately 60 to 70 additional agents. ( See "Management's Discussion" regarding restructure and impairment charges associated with this transaction. )

ITEM 3: LEGAL PROCEEDINGS

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

On April 11, 1997, the City of Albuquerque instituted condemnation proceedings related to a parcel of land upon which the Registrant has a joint venture financing arrangement for development. This matter is more fully described in the Registrants 10-QSB filing of June 30, 1997. There has been continuing correspondence, verbally and written between the legal counsel for both parties in an effort to settle the matter, and on October 22, 1998, the matter became the subject of a trial. The Jury found for the joint venture and awarded approximately $9,538,000 to the defendant, (Registrant's joint venture), which award would result in additional payments to the joint venture of approximately $1,633,000. ( At the time of the taking by the City, the City posted with the Court, and the joint venture received, $7,905,000, the sum that the City deemed fair compensation.), however, the City of Albuquerque immediately filed an appeal of the jury verdict. On December 30, 1998, the Registrant entered into an agreement with its joint venture partner in which the Registrant exchanged its interest in the joint venture to its partner, in exchange for five and one-half residential homesites valued at approximately $550,000. Management determined that the exchange of its joint venture interest for readily saleable homesites, was in the best interest of the Registrant after considering, risk, legal costs of contesting an appeal and the present value of money.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1998.

PART II

ITEM   5:  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
STOCKHOLDER MATTERS

The Registrant's common stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "RLCO". The following table sets forth from October 1,1996 through September 30, 1998, the range of the high and low last reported sale prices as reported by NASDAQ. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not reflect actual transactions.

Stock Quotations:

                    High       Low             High      Low

                     Fiscal 1998                Fiscal 1997

First Quarter      4            2.625           3 5/8      2
Second Quarter     3.25       2.25              3 1/8      2
Third Quarter      2.75       1.875             2 7/8      2 1/4
Fourth Quarter     2.75       1.375             4          2 1/4

On January 12, 1999, the last sale price for the common stock, as reported by NASDAQ, was $1.625 per share. As of January 12, 1999, there were approximately 680 beneficial holders of the common stock.

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

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Operation by Segment

Revenues of the Company are generated through the following segments: real estate brokerage both residential and commercial, construction both residential and commercial and financing activities which include residential construction lending through participation agreements with banks, land acquisition and development loans for single family residential subdivisions, and from recognition of earnings generated by other entities in which the Company owns equity interests , whose businesses currently consist of commercial and residential mortgage lending, and to a minor extent, property and casualty insurance. The Company may participate from time to time as a 50% joint venture partner while affiliated companies my act as a financier, mortgage banker or insurance agent to the joint venture. The Company recognizes its share of income from affiliate investee's profits and losses on the equity method of accounting.

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

Real Estate Brokerage Segment:

The real estate brokerage segment consists of Hooten/Stahl, Realtors,dba, Prudential Preferred Properties, New Mexico, (acquired in 1995), a residential new and resale Realtor located in Albuquerque, New Mexico; Mull Realty Company, Inc., (acquired January 1, 1997), dba, Prudential Preferred Properties of Arizona, Cliff Winn, Inc. Realtors, ( acquired February 1, 1998 by Mull Realty Company, Inc.), a residential Realtor located in Scottsdale, Arizona which currently operates as part of Prudential Preferrred Properties of Arizona, and First Commercial Real Estate Services, Inc. a commercial real estate broker and property manager located in Albuquerque, New Mexico ( acquired May 1, 1997). The Company transferred ownership of the preceding companies to an inactive subsidiary whose name was changed to Real Estate Brokerage Services, Inc. (REBS) during 1997. This transfer did not affect operations of this segment; however, operations for 1998 are not comparable to 1997 because 1998 includes eight months of Cliff Winn, Inc. Realtors operations.

Registrant's   total   revenues  from  brokerage   commissions   and  fees  from
unaffiliated customers increased $7,496,399 to $21,983,344 in 1998, an increase of 52% over 1997.

The Arizona companies realized an overall increase in commissions and fees to unaffiliated customers of $7,292,000 to $12,409,000 an increase of 143%, (Cliff Winn, Inc. provided commissions and fees of $4,362,000 for it's 8 months operations in 1998). The Arizona companies, contributed $486,000 in operating profits with commissions paid to agents and operating and administrative expenses running 75% and 19% of commissions revenue, respectively. Lower operating expenses in the Phoenix market where sales volumes continue to expand and competition for agents (including semi-retired agents) and demand for expensive operating services have not been as strong as in the Albuquerque area have contributed to the performance variance between the two markets. The Arizona company anticipates continued good earnings and is continuing to seek opportunities to expand business operations in the Phoenix market.

The Albuquerque brokerage companies realized an overall increase in commissions and fees to unaffiliated customers of $205,000 to $9,575,000, an increase of 2% compared to 1997. This increase slightly trailed the general trend for the Albuquerque market for the period. In addition, the Albuquerque companies paid commissions to independent contractor agents, and incurred operating and administrative expenses of 73% and 41% respectively of the 1998 overall commission income; with each being an increase over the comparable 71% and 34% ratios for Albuquerque in 1997. These cost increases were partly due to a decrease of approximately $502,000 of residential commission income as compared to 1997, increased competition for top agents and cost of services provided all agents and customers, all in efforts to retain market share. The Albuquerque companies realized an operating loss of ($1,329,000) for 1998 compared to an operating loss of ($541,000 ) in 1998.

Market conditions in residential resale activity continues to be brisk in Phoenix, and Albuquerque residential resale activity continued to experience modest increases during the year, a trend which is expected to continue during the coming year. Competition in Albuquerque continues strong, especially in services rendered customers. Continuing mergers and consolidation of local realtors has also apparently caused a drop in the total number of agents remaining active in the local area, causing troublesome recruiting pressures. Albuquerque management has attempted to implement changes to increase market share, lower agent commission splits, while reducing the percentage and amount of operating costs. Such efforts have to date been unsuccessful. Management recently announced plans to close four residential branch offices and relocate them by March 1, 1999, into a single, newly constructed, state of the art facility, in an effort to entice new recruits and to make available additional space to enable the Albuquerque residential sales brokerage operation to increase its sales force by approximately 60 additional agents. Management anticipates that such changes, if successful could significantly reduce the operating loss from the Albuquerque residential brokerage activities for the year ending in 1999 by increasing market share, increasing commission income and reducing the percentage of cost of operations and customer services. As a result of the facilities relocation, the Albuquerque residential brokerage operation has incurred a restructure charge for the year ending September 30, 1998 of $273,000. This charge is associated with lease abandonment liability and expenses, which are based upon the discounted future obligations which are not expected to be recovered through sublease revenues.

The Albuquerque commercial brokerage activity realized an operating loss of ($55,000. The recruitment of additional sales agents during the 1998 fiscal period is expected to result in increased commission income for the coming year. It was reported in Item 1 Description of Business that the Registrant expected the commercial real estate brokerage activity to increase construction and lending activities of the Registrant by cross marketing its customer base. The Registrant's commercial construction activity continues to benefit from cross marketing. Brokerage referrals have included, lease tenant improvements, light new construction and general infrastructure construction.

Assets dedicated to the real estate brokerage segment increased $484,000 to $3,920,000 in 1998 over 1997, primarily due to the February 1, 1998 acquisition of an Arizona residential real estate brokerage company. Depreciation expense increased from that addition and from capital expenditures in 1998 which were almost exclusively at the Albuquerque residential real estate segment.

Construction and Land Development Segment:

The construction and land development segment operates in the Albuquerque and Rio Rancho, New Mexico metropolitan area, and consists of Charter Building & Development Corp.(Charter) a residential home builder, and Amity, Inc. (Amity), a company active in commercial construction and remodeling of both commercial and residential properties. This segment also includes The Company's equity in earnings of joint ventures where the Company or a wholly-owned subsidiary own a 50% non-management interest in land development activities which involve the acquisition of raw land for development into residential home site lots which may be sold to Charter or to other builders. The other builders generally have their homes marketed by Prudential Preferred Properties NM, and may have construction financing through programs offered by the Registrant's financial services group.

Combined operating revenues for this segment of the Registrant's business were, $13,120,000. Operating costs were $13,499,000 which includes a fourth quarter cost basis impairment reserve of $281,000. This segment sustained a year ended September 30, 1998, operating loss of ($379,000).

Revenues from residential construction by Charter decreased $1,167,000 to $10,124,000 in 1998, a decrease of 10% over 1997. Operating profit for Charter declined $260,000 from a loss of ($98,000) in 1997 to a loss of ($358,000) for 1998, a decline of 265% from 1997. Costs of construction for Charter decreased $954,000 to $9,643,000 in 1998, and operating costs increased $48,000 to $839,000 in 1998. Costs of construction and operating costs were 95% and 8% of construction revenues in 1998 compared to 94% and 7% respectively for 1997. A decline in first and second quarter in new home sales for Charter, and the addition of a fourth quarter impairment write off of $270,000, contributed to significant drop in operating profit for Charter. Completed model and speculative (Spec) homes required discount prices to sell when compared to similar sized houses offered by other builders. The costs to maintain and advertise these models and spec homes added to operating costs in relation to revenues. Charter follows the completed contract method for residential home building and sales, with inventories valued at cost, not to exceed market value. A year end analysis of Charter's inventory of finished homes and building lot inventory, suggested that the cost basis of some of its inventory was in excess of estimated market value, and was therefore subject to impairment adjustments as referred to above. Charter has developed a new line of value engineered homes in various price ranges, which it is currently marketing. Analysis of recent sales of this new product line, indicate improved market appeal and improved margin of profit.

Charter sold 52 new homes at an average sales price of approximately $195,000 and had a backlog of 51 homes under contract at September 30, 1998, with an indicated revenue of approximately $$9,000,000. At September 30, 1998, Charter had over 275 lots available for new home construction, either owned directly by Charter, or by affiliated land development operations or under contract for purchase. The lots may be used by Charter or sold to other builders as market conditions warrant.

Revenues from commercial construction and remodeling decreased $26,000 to $1,724,000 in 1998, a decrease of 1% from 1997. Operating profits decreased from $165,000 in 1997 to an operating loss of $49,000 in 1998 with a cost of construction being 88% and operating expenses 15% of revenues. As discussed earlier, the Registrant's commercial real estate brokerage company gives referrals to Amity for commercial construction jobs. The expansion of Amity's offices and the addition of personnel, have contributed to increased operating costs, however, this is expected to increase Amity's revenue and profitability in the coming year. Amity has a backlog under contract at September 30, 1998 with estimated revenue of $1,500,000.

Earnings from equity in land development joint ventures decreased $295,000 to $163,000 in 1998, a decrease of 64% over 1997. This decrease is primarily the result of the Registrant acquiring its other partner's interests in two joint ventures which are now accounted for as wholly-owned subsidiaries and the Registrant is not currently a joint venture partner in any development project with significant inventory. Most of the building lot inventory held by the Registrant is wholly owned, therefore, gains on sale of building lots to affiliates are not recognized until sales are closed. As the backlog of homes are closed, gains on sale of Registrant owned building lots will be recognized. At September 30, 1998, the deferred gain on intercompany sales was $102,000. Earnings from equity in land flowed primarily from the sale of the Registrant's inventory.

During 1998, the Registrant acquired an undeveloped land parcel and completed development of 96 home building lots in Las Lunas, New Mexico, a bedroom community, approximately 15 miles from Albuquerque. This development is not subject to a joint venture agreement, and all building lots are currently reserved for Charter. Charter is offering a complete line of entry level housing ranging in price from $89,900 to $117,900. Management believes that the sale of this housing project will be substantially completed by September 30, 2000. Subdivision costs are budgeted at approximately $1,700,000 of which the Registrant has arranged bank borrowing of approximately $1,150,000.

Assets identified in the residential construction activity increased $2,836,000 to $17,693 in 1998, an increase of 19% over 1997. The primary increase was approximately $2,946,000 of land held by the land development division of the Registrant rather than being held by a joint venture with only the Registrant's 50% of net equity being on the balance sheet.

Financial Services Segment:

The financial services segment consists of the Registrant, its subsidiaries, Great American Equity Corporation (GAEC) and PHS, lnc. Operations include equity earnings of various finance entities.

Equity earnings from investees consisted principally of (1) 50% interest in PHS Mortgage partnership, which share was $317,000 in 1998 compared to $249,000 in 1997, and (2) 12.0% interest in MI Acquisition Corporation, which share was $13,000, in 1998 compared to $30,000 in 1997.

First American Title Company of New Mexico, a publicly held corporation, which the Registrant previously owned 20% equity was sold for $500,000 cash in November, 1997 resulting in a gain of $334,000.

PHS, Inc., (PHS) owns a 49.99% interest in PHS Mortgage Company, (the "Partnership") a New Mexico general partnership managed by general partner CTX Mortgage Ventures Corporation (CTX Ventures). The Partnership was organized in April, 1996, for the purpose of originating and selling mortgage loans and to be involved in other mortgage banking activities related thereto. Partnership revenues consist of servicing rights sold, origination and other fees, gain on sale of mortgages and interest. Operations presently cover only the Albuquerque, New Mexico and greater Phoenix, Arizona Prudential Preferred Properties residential brokerage offices, with real estate agents therein providing leads and/or referrals for Partnership services. Management is continuing to initiate practices to increase participation by the independent contractor agents in this activity.

MI Acquisition Corporation was organized to acquire all the outstanding common stock of Miller & Schroeder, Inc. , a financial services firm which derives a majority of its revenue from the underwriting, sale and trading of securities by its principal operating subsidiary, Miller & Schroeder Financial, Inc. At September 30,1998, the Registrant's percentage interest in shares outstanding was 11%.

Great American Equity Corporation (GAEC) provides financing for the acquisition and development of residential home subdivision and interim construction loans to certain clients of Prudential Preferred Properties NM. GAEC loan fees decreased $357,000 to $172,000 in 1998, a decrease of almost 67% over 1997. Increased capital requirements to support the Registrant's residential brokerage and home building activities, restricted the capital availability required to maintain the GAEC lending program, therefore revenue and operating profit experienced a sharp decline.

Interest earned through use of uncommitted funds is reported separately along with related interest expense primarily on the $5,750,000 of 9.5% subordinated notes payable. Such uncommitted funds may be used in participation with banks, individuals and other financial institutions in financing home builder interim construction loans and loan for the acquisition and development of residential subdivisions. Interest and other income decreased $584,000 to $1,176,000 in 1998, a decrease of 33% over 1997.

Realization of Deferred Tax Assets:

At September 30, 1998, the Registrant's net deferred tax assets totaled $301,000 and related primarily to net operating loss carryforwards. Realization of net operating carryforwards is dependent on generating sufficient future taxable income. The Registrant believes that its operating strategy to continue to make acquisitions of related businesses, consolidate and streamline the administrative functions of its New Mexico residential brokerage, while increasing its agent sales force will generate future taxable income. Although realization of net deferred tax assets is not assured, the Registrant believes these actions will generate sufficient future taxable income during the available carryforward period, and believes it is more likely than not that the recorded net deferred tax assets will be realized.

Year 2000 Issues:

The Registrant has been notified by its principal vendors of its operating computer programs, that they are deemed year 2000 compliant. The Registrant has embarked on a systematic program of testing each of its PCs and related software programs to detect any year 2000 defect. The examination is being conducted by Registrant personnel and is scheduled to be completed by June 1999. The Registrant's key business relationships include suppliers and subcontractors for building and land development, realtor clearing associations, and financial institutions and mortgage companies which not only process the Registrant's cash receipts and disbursements but also provide deposit and lending services for the Registrant and its customers. The Registrant has begun to review these third-party relationships to seek assurances from key parties that they are year 2000 compliant and believes that this evaluation will be completed by late 1999. While some of the Registrant's business relations have assured the Registrant they are addressing the year 2000 issues, the Registrant cannot guarantee its key business relationships will resolve these issues in a timely manner.

The Registrant does not believe there will be any significant costs incurred in regards to its own computer software and hardware since its vendors have deemed them year 2000 compliant. Testing of the subsystems and contacting third parties will be done by the Registrant's existing personnel with less than $5,000 additional costs due to overtime, postage, mailing costs, and various supplies. The Registrant does not yet have a comprehensive contingency plan but intends to establish such a plan as part of its year 2000 assessment during 1999.

ITEM 7:  FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants


Shareholders
Realco, Inc.

We have audited the accompanying consolidated balance sheets of Realco, Inc. and Subsidiaries, as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Realco, Inc. and Subsidiaries, as of September 30, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.




                                                              GRANT THORNTON LLP

Oklahoma City, Oklahoma
December 18, 1998


                         Realco, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                 September 30,


                                                        1998            1997
                                                    ------------    ------------

ASSETS
  Cash and cash equivalents .....................   $  3,788,086    $  4,242,305
  Restricted cash ...............................        170,240         402,979
  Securities available for sale .................        217,968         199,291
  Accounts and notes receivable, net (note E) ...      2,277,771       2,353,852
  Inventories (note B) ..........................     16,760,111      13,578,721
  Costs and estimated earnings in excess of
    billings on uncompleted contracts (note C) ..           --           228,272
  Property and equipment, net (note F) ..........        928,226         928,416
  Investments - equity method (note D) ..........      1,806,502       1,980,163
  Deferred income taxes (note H) ................        301,376            --
  Other assets ..................................      2,117,770       2,440,306
                                                    ------------    ------------

                                                    $ 28,368,050    $ 26,354,305
                                                    ============    ============

LIABILITIES
  Notes payable (note G) ........................   $  6,532,598    $  6,949,493
  Lease obligations (note I) ....................         77,422         104,800
  Construction advances and notes payable,
    collateralized by inventories (note G) ......      9,032,641       5,139,284
  Billings in excess of costs and estimated
    earnings on uncompleted contracts (note C) ..           --           100,638
  Accounts payable and accrued liabilities ......      2,583,933       2,260,896
  Deferred income taxes (note H) ................           --            69,339
  Escrow funds held for others ..................        170,240         402,979
                                                    ------------    ------------

       Total liabilities ........................     18,396,834      15,027,429

STOCKHOLDERS' EQUITY (notes M and N)
  Preferred stock - authorized, 500,000 shares
    Series A - issued  and  outstanding,
      82,569    shares in 1998 and 1997,
      stated at  liquidation  value .............        825,690         825,690
    Series B - issued and  outstanding,
      212,859 shares,  stated at liquidation
      value .....................................      2,128,590       2,128,590
    Series D - issued and  outstanding,
      23,919 shares, stated at liquidation
      value .....................................        239,190         239,190
  Common stock - no par value; authorized,
    6,000,000 shares; issued, 2,845,000 shares ..      7,712,461       7,712,461
  Retained earnings (deficit) ...................       (683,930)        495,585
  Unrealized gains (losses) on
    available-for-sale securities, net of taxes .        (26,809)         18,749
                                                    ------------    ------------
                                                      10,195,192      11,420,265
    Less 78,000 and 32,000 shares common stock
      held in treasury in 1998 and 1997,
      respectively - at cost ....................        223,976          93,389
                                                    ------------    ------------
                                                       9,971,216      11,326,876
                                                    ------------    ------------

                                                    $ 28,368,050    $ 26,354,305
                                                    ============    ============

        The accompanying notes are an integral part of these statements.


                         Realco, Inc. and Subsidaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            Year ended September 30,


                                                       1998             1997
                                                   ------------     ------------

REVENUES
  Brokerage commissions and fees ..............    $ 21,983,344     $ 14,486,945
  Construction sales ..........................      11,848,352       13,041,022
  Sales of developed lots .....................       1,271,973        1,153,500
  Equity in net earnings of
    investees (note D) ........................         506,370          789,313
  Interest and other, net .....................         785,145        1,080,008
                                                   ------------     ------------
                                                     36,395,184       30,550,788

COSTS AND EXPENSES
  Cost of brokerage revenue ...................      16,254,116       10,275,373
  Cost of construction sales ..................      10,953,182       11,607,850
  Cost of developed lots sold .................       1,344,661        1,073,467
  Selling, general, administrative,
    and other .................................       8,125,902        5,879,596
  Depreciation and amortization ...............         521,909          501,752
  Interest ....................................         711,286          683,753
                                                   ------------     ------------
                                                     37,911,056       30,021,791
                                                   ------------     ------------

             Earnings (loss) before
                income taxes ..................      (1,515,872)         528,997

INCOME TAX EXPENSE (BENEFIT) (note H) .........        (336,357)         199,000
                                                   ------------     ------------

             NET EARNINGS (LOSS) ..............      (1,179,515)         329,997

PREFERRED STOCK DIVIDEND REQUIREMENT ..........         120,575          120,575
                                                   ------------     ------------

             NET EARNINGS (LOSS)
               APPLICABLE TO COMMON SHARES ....    $ (1,300,090)    $    209,422
                                                   ============     ============
BASIC AND DILUTED EARNINGS (LOSS)
  PER COMMON SHARE
    Net earnings (loss) per common
      share before preferred stock
      dividend requirement ....................    $       (.42)    $        .12
                                                   ============     ============
    Net earnings (loss) per common
      share after preferred stock
      dividend requirement ....................    $       (.47)    $        .07
                                                   ============     ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ....       2,777,452        2,829,837
                                                   ============     ============

        The accompanying notes are an integral part of these statements.


                         Realco, Inc. and Subsidaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    Years ended September 30, 1998 and 1997

                                                                                         Unrealized
                                                                                        gains (losses)
                         Series A    Series B     Series D                               on available
                         preferred   preferred    preferred                 Retained     -for-sale                   Total
                         stock 6%    stock 3%     stock 3%      Common      earnings     securities   Treasury    stockholders'
                        cumulative  cumulative   cumulative     stock       (deficit)    net of tax     stock        equity
                         --------   ----------    --------    ----------   -----------    --------    ---------    -----------
Balance at October 1,
  1996                   $825,690   $2,178,590    $242,970    $7,712,461   $   165,588    $  7,358    $    --      $11,132,657

Retirement of Series B
  preferred stock ....       --        (50,000)       --            --            --          --           --          (50,000)

Retirement of Series D
  preferred stock ....       --           --        (3,780)         --            --          --           --           (3,780)

Change in unrealized
  gains (losses) on
  available-for-sale
  securities, net of
  taxes of $7,757 ....       --           --          --            --            --        11,391         --           11,391

Purchase of common
  stock for treasury .       --           --          --            --            --          --        (93,389)       (93,389)

Net earnings .........       --           --          --            --         329,997        --           --          329,997
                         --------   ----------    --------    ----------   -----------    --------    ---------    -----------
Balance at September
  30, 1997 ...........    825,690    2,128,590     239,190     7,712,461       495,585      18,749      (93,389)    11,326,876

Change in unrealized
  gains (losses) on
  available-for-sale
  securities, net of
  tax benefit of
  $30,370                    --           --          --            --            --       (45,558)        --          (45,558)

Purchase of common
  stock for treasury .       --           --          --            --            --          --       (130,587)      (130,587)

Net loss .............       --           --          --            --      (1,179,515)       --           --       (1,179,515)
                         --------   ----------    --------    ----------   -----------    --------    ---------    -----------
Balance at September
  30, 1998 ...........   $825,690   $2,128,590    $239,190    $7,712,461   $   (683,930)  $(26,809)   $(223,976)   $ 9,971,216
                         ========   ==========    ========    ==========   ===========    ========    =========    ===========

        The accompanying notes are an integral part of these statements.


                         Realco, Inc. and Subsidaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year ended September 30,

                                                                     1998           1997
                                                                  -----------    -----------
Cash flows from operating activities
  Net earnings (loss) .........................................   $(1,179,515)   $   329,997
    Adjustments to reconcile net earnings (loss) to net cash
      provided by (used in) operating activities
        Depreciation and amortization .........................       521,909        501,752
        Accretion of discount on notes payable ................        55,235         55,235
        Net earnings in excess of distributions from investees         (7,246)      (657,505)
        Gain on sale of equity method investment ..............      (333,585)          --
        Gain on sale of securities available for sale .........       (57,367)       (47,094)
        Loss on sale of property and equipment ................        40,714           --
        Provision for deferred income taxes ...................      (328,068)       167,000
        Changes in operating assets and liabilities
          (net of businesses acquired)
          Decrease in restricted cash .........................       232,739         85,590
          Decrease (increase) in accounts receivable ..........       241,570       (384,293)
          Decrease (increase) in inventories ..................    (3,181,390)       322,705
          Decrease in net billings related to costs and
            estimated earnings on uncompleted contracts .......       127,634        179,799
          (Increase) decrease in other assets .................       239,746       (273,632)
          Increase in accounts payable and accrued liabilities        292,132        339,556
          Decrease in escrow funds held for others ............      (232,739)       (85,590)
                                                                  -----------    -----------

            Net cash provided by (used in) operating activities    (3,568,231)       533,520

Cash flows from investing activities
  Purchases of property and equipment .........................      (316,613)      (283,542)
  Proceeds from sale of property and equipment ................         1,905           --
  Payments for businesses acquired ............................      (426,250)    (1,424,144)
  Advances on notes receivable ................................      (772,836)      (718,906)
  Receipts on notes receivable ................................       655,786      1,465,089
  Proceeds from sale of securities available for sale .........       466,864        195,490
  Purchase of securities available for sale ...................      (503,561)       (90,413)
  Purchase of equity method investments .......................          --       (1,045,900)
  Proceeds from sale of equity method investment ..............       500,000           --
  Cash acquired in business acquisitions ......................       292,453        251,913
                                                                  -----------    -----------

            Net cash used in investing activities .............      (102,252)    (1,650,413)

Cash flows from financing activities
  Construction advances and notes payable, net ................     3,954,357        587,424
  Proceeds from borrowings under revolving and long-term debt .          --          500,000
  Payments on revolving, capital lease, and long-term debt ....      (607,506)      (115,717)
  Purchase of treasury stock ..................................      (130,587)       (93,389)
                                                                  -----------    -----------

            Net cash provided by financing activities .........     3,216,264        878,318
                                                                  -----------    -----------

            NET DECREASE IN CASH AND CASH EQUIVALENTS .........      (454,219)      (238,575)

Cash and cash equivalents at beginning of year ................     4,242,305      4,480,880
                                                                  -----------    -----------

Cash and cash equivalents at end of year ......................   $ 3,788,086    $ 4,242,305
                                                                  ===========    ===========

Cash paid (received) during the year for:
-----------------------------------------

        Income taxes                                              $  (184,000)   $    88,000
        Interest                                                      711,000        684,000

Noncash financing and investing activities:
-------------------------------------------
In 1998, the Company acquired all the common stock of
Cliff Winn, Inc. Realtors for $426,250.  In conjunction
with the acquisition, liabilities were assumed as follows:

  Fair value of assets acquired, including cash of $292,453                      $   457,155
  Cash paid                                                                         (426,250)
                                                                                 -----------

                   Liabilities assumed                                           $    30,905
                                                                                 ===========

In 1998, a capital lease obligation of $46,998 was incurred when the Company entered into a lease for office equipment.

In 1997, the Company acquired all the common stock of Mull Realty Company for $1,159,144. In conjunction with the acquisition, liabilities were assumed as follows:

  Fair value of assets acquired, including cash of $205,912                      $ 1,282,077
  Cash paid                                                                         (359,144)
  Issuance of note payable                                                          (800,000)
                                                                                 -----------

                Liabilities assumed                                              $   122,933
                                                                                 ===========

In 1997, the Company purchased the net assets and business of First Commercial Real Estate Services, Inc. for $265,000.
In conjunction with the acquisition, liabilities were assumed as follows:

  Fair value of assets acquired                                                  $   268,500
  Cash paid                                                                         (265,000)
                                                                                 -----------

                Liabilities assumed                                              $     3,500
                                                                                 ===========

In 1997, the Company purchased the remaining 50% partnership interest in Village Joint Venture and Stonehenge at High
Resort Joint Venture for $800,000. In conjunction with the acquisition, liabilities were assumed as follows:

  Fair value of assets acquired, including cash of $46,002                       $ 3,697,038
  Cash paid                                                                         (800,000)
  Previous equity basis investment                                                  (618,938)
                                                                                 -----------

                Liabilities assumed                                              $ 2,278,100
                                                                                 ===========

In 1997, the Company exchanged a $50,000 note receivable for 5,000 shares of Series B preferred stock and $3,780 of furniture and fixtures for 378 shares of Series D preferred stock.

       The accompanying notes are an integral part of these statements.


                         Realco, Inc. and Subsidaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 1998 and 1997


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

        Realco, Inc., a New Mexico corporation, and Subsidiaries (the "Company") has operations which include real estate brokerage sales through a franchise from Prudential Real Estate Affiliates, Inc.; single-family home construction; land development; and, to a lesser extent, commercial construction and financial services. Its operations and customers are primarily in the vicinity of Albuquerque, New Mexico except for certain real estate brokerage operations and customers in Phoenix, Arizona.

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

3.      Cash, Cash Equivalents, and Restricted Cash

The Company considers money market accounts and all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in accounts which may not be federally insured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk. Included in cash and cash equivalents at September 30, 1998 is approximately $920,000 ($1,513,000 for 1997) in a single money market fund.

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

8.      Earnings (Loss) Per Common Share

Earnings (loss) per common share is calculated based on the weighted average number of shares outstanding during the year pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which was adopted during the year ended September 30, 1998. Because the conversion prices for convertible debentures, warrants, and options are greater than the average market price for the periods presented, the assumed conversion of such securities are antidilutive (see Notes M and N). The adoption of this standard did not require restatement of 1997 net earnings per common share.

9.      Investments

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

10.     Intangible Assets

Cost in excess of net assets of businesses acquired with a net value of approximately $1,276,000 and $1,278,000 at September 30, 1998 and 1997,
respectively, is included in other assets and is being amortized using the straight-line method over fifteen or twenty years.

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

13.     Advertising Costs

The Company expenses the cost of advertising the first time advertising takes place. Advertising expense for 1998 and 1997 was approximately $990,000 and $893,000, respectively.

14.     Recently Issued Accounting Pronouncement

In 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company will adopt this pronouncement in 1999; the effect of adoption is not expected to have a material impact on the consolidated financial statements of the Company.

NOTE B - INVENTORIES

During the years ended September 30, 1998 and 1997, the Company incurred and capitalized approximately $285,000 and $303,000, respectively, of interest costs. Capitalized interest costs charged to cost of construction sales were approximately $333,000 and $343,000 for the years ended September 30, 1998 and 1997, respectively.

Inventories consist of the following as of September 30:

                                                        1998            1997
                                                     -----------     -----------

Land and improvements under development ........     $10,884,705     $ 9,350,468
Houses in progress .............................       4,878,185       3,249,361
Model homes ....................................         997,221         978,892
                                                     -----------     -----------

                                                     $16,760,111     $13,578,721
                                                     ===========     ===========

Houses in progress include homes under contract of approximately $3,056,000 and $1,585,000 at September 30, 1998 and 1997, respectively.

NOTE C - COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

The following is a summary of significant commercial construction contracts accounted for on the percentage-of-completion method as of September 30, 1997. There were no contracts accounted for on the percentage-of-completion method as of September 30, 1998.

  Costs incurred on uncompleted contracts ....................          $384,736
  Estimated earnings .........................................            29,868
                                                                        --------
                                                                         414,604
    Less billings to date ....................................           286,970
                                                                        --------

                                                                        $127,634
                                                                        ========

  Included in the accompanying consolidated balance sheets under the following captions
      Costs and estimated earnings in excess of billings on
        uncompleted contracts ..................................      $ 228,272
      Billings in excess of costs and estimated earnings on
        uncompleted contracts ..................................       (100,638)
                                                                      ---------

                                                                      $ 127,634
                                                                      =========

NOTE D - INVESTMENTS

The following is a summary of investments carried on the equity method as of September 30:

                                                          1998           1997
                                                       ----------     ----------

  First American Title Company of New Mexico,
    20% stockholder interest .....................     $     --       $  166,415
  MI Acquisition Corporation, 11% stockholder
    interest .....................................      1,043,454      1,030,370
  PHS Mortgage, 50% stockholder interest .........        218,518        261,915
  Success Venture ................................        391,794        420,627
  Vinyards Joint Venture .........................          6,290          4,952
  Other ..........................................        146,446         95,884
                                                       ----------     ----------

                                                       $1,806,502     $1,980,163
                                                       ==========     ==========

In November 1997, the Company sold its 20% stockholder interest in First American Title Company of New Mexico for $500,000, resulting in a gain of $333,585.

The Company participates in land development projects under separate joint venture agreements. The Company's liability is joint and several for such joint ventures and its 50% share in the operations is reported on the equity method in the accompanying consolidated financial statements. Effective July 1, 1997, the Company purchased the other 50% interest in Village Joint Venture and Stonehenge at High Resort Joint Venture for a cash payment of $800,000. This action terminated the joint ventures, and the assets, liabilities, and subsequent results of operations are included in the accompanying consolidated financial statements.

Summarized financial information of certain investments carried on the equity method is as follows:


                                 As of and for the year ended September 30, 1998
                                 -----------------------------------------------
                                      MI
                                 Acquisition           PHS              Joint
                                 Corporation         Mortgage          Ventures
                                 -----------       -----------       -----------

  Cash ...................       $ 1,733,533       $   359,061       $   308,658
  Other assets ...........        34,385,535           543,324           716,102
                                 -----------       -----------       -----------

                                 $36,119,068       $   902,385       $ 1,024,760
                                 ===========       ===========       ===========

  Liabilities ............       $26,843,919       $   503,113       $   228,593
  Equity .................         9,275,149           399,272           796,167
                                 -----------       -----------       -----------

                                 $36,119,068       $   902,385       $ 1,024,760
                                 ===========       ===========       ===========

  Revenue earned .........       $31,779,000       $ 1,214,015       $   892,731
                                 ===========       ===========       ===========

  Net earnings ...........       $   907,547       $   634,714       $   290,069
                                 ===========       ===========       ===========

                           As of and for the year ended September 30, 1997
                           -----------------------------------------------

                       First American      MI
                       Title Company   Acquisition        PHS          Joint
                       of New Mexico   Corporation      Mortgage      Ventures
                        -----------    -----------    -----------    -----------

  Cash .............    $   765,438    $ 2,145,578    $   588,166    $   218,319
  Other assets .....      9,294,676     30,991,355        629,000      1,549,920
                        -----------    -----------    -----------    -----------

                        $10,060,114    $33,136,933    $ 1,217,166    $ 1,768,239
                        ===========    ===========    ===========    ===========

  Liabilities ......    $ 9,228,041    $25,921,778    $   688,714    $   917,081
  Equity ...........        832,073      7,215,155        528,452        851,158
                        -----------    -----------    -----------    -----------

                        $10,060,114    $33,136,933    $ 1,217,166    $ 1,768,239
                        ===========    ===========    ===========    ===========

  Revenue earned ...    $ 3,920,670    $ 5,177,778    $   918,612    $12,433,511
                        ===========    ===========    ===========    ===========

  Net earnings .....    $   234,507    $   236,159    $   498,444    $   866,073
                        ===========    ===========    ===========    ===========

NOTE E - ACCOUNTS AND NOTES RECEIVABLE

  Accounts and notes receivable include the following at September 30:

                                                            1998         1997
                                                         ----------   ----------

    Residential  construction  advances  to
    various  builders  subordinate  to  the
    interest of banks under participation
    agreements; collateralized by certain real
    estate and homes under  construction,
    interest  due monthly at the banks' prime
    rate plus 1%,  principal  due as homes are
    sold,  up to a  nine-month  term with
    three-month renewals considered ..................   $  936,265   $  778,743

    Notes receivable from various real estate
    agents; collateralized by computer equipment,
    payable in monthly installments including
    interest at 10%, with maturity dates through
    November 2000 ....................................       25,738      126,338

    Note receivable; collateralized by real
    estate, interest due monthly at 9%, principal
    payable as lots are sold or upon demand ..........      118,000      118,000

    Brokerage commissions and fees receivable ........      715,234      554,611

    Construction sales receivable ....................      151,585      416,872

    Other advances and receivables ...................      355,993      435,034
                                                         ----------   ----------
                                                          2,302,815    2,429,598
      Less allowance for doubtful accounts ...........       25,044       75,746
                                                         ----------   ----------

                                                         $2,277,771   $2,353,852
                                                         ==========   ==========

NOTE F - PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at September 30:

                                                            1998         1997
                                                         ----------   ----------

  Office equipment, furniture, and fixtures ..........   $1,719,010   $1,423,922
  Leasehold improvements .............................      150,348      159,317
  Automobiles and equipment ..........................      123,025      113,208
                                                         ----------   ----------
                                                          1,992,383    1,696,447
    Less accumulated depreciation and amortization ...    1,064,157      768,031
                                                         ----------   ----------
                                                         $  928,226   $  928,416
                                                         ==========   ==========

NOTE G - DEBT

Debt consisted of the following at September 30:

                                                          1998          1997
                                                       -----------   -----------

   Subordinated  sinking fund notes, $5,750,000
   face amount, 9.5% interest payable annually,
   principal  payable  at  various  dates
   through December  2003 (less $170,107  and
   $225,342 unamortized  discount at  September
   30, 1998 and 1997, respectively,  based on
   imputed interest  rate of  10.5%) (A) ...........   $ 5,579,893   $ 5,524,658

   Construction and development advances;
   collateralized by inventories (B) ...............     4,938,718     1,798,584

   Notes payable; collateralized by inventories (C)      4,154,923     3,340,700

   Note payable to Norwest Bank; collateralized by
   equity investee common stock owned by the
   Company, due in semiannual installments of
   $35,700 plus interest at 1% over the bank's
   prime rate, through July 2004 ...................       428,600       500,000

   Noninterest-bearing note payable to selling
   shareholder of Mull Realty Company, Inc.,
   collateralized by the common stock of a Company
   subsidiary, due in annual installments based
   upon a factor of earnings with all outstanding
   principal due in April 2001 .....................       361,527       800,000

   Revolving line of credit with Norwest Bank,
   interest payable monthly at 1.5% over the bank's
   prime rate, principal payable June 1999 .........       100,000       100,000

   Other notes payable .............................         1,578        24,835
                                                       -----------   -----------

                                                       $15,565,239   $12,088,777
                                                       ===========   ===========

  (A) Subordinated sinking fund notes are subject to various covenants, the most restrictive of which include minimum net worth requirements, limitations on dividends, and limitations on debt.

  (B) Construction and development advances collateralized by inventories include $1,250,113 ($523,350 at September 30, 1997) advanced under various interim construction lines of credit which total $1,600,000. Each project under these lines of credit requires a separate construction loan bearing interest at the bank's prime rate plus 1% (9.5% at September 30, 1998 and 1997). Construction and development advances also include $3,327,033 ($1,158,424 at September 30, 1997) advanced under other lending guidelines. Each home to be built under these lending guidelines requires a separate construction loan at the bank's prime rate plus .5% to 1.5% (prime rate was 8.5% at September 30, 1998 and 1997). Additional construction advances collateralized by inventories of $361,572 ($116,810 at September 30, 1997) consist primarily of buyer-financed construction loans which are payable upon closing.

  (C) Notes payable collateralized by inventories include amounts outstanding on loan agreements expiring at various dates through April 2000, with variable interest rates at the banks' prime rates plus .5% to 1.5% (prime rate was 8.5% at September 30, 1998 and 1997) and fixed interest rates of 9% or 10%, with principal payments due as properties are sold.

Aggregate future maturities of debt are as follows at September 30, 1998:

          Year ending September 30
            1999                                        $ 9,067,019
            2000                                          1,871,000
            2001                                          1,232,927
            2002                                            871,400
            2003                                            871,400
            Thereafter                                    1,821,600
                                                        -----------
                                                         15,735,346
          Less amount representing discount on debt         170,107
                                                        -----------

                                                        $15,565,239
                                                        ===========


NOTE H - INCOME TAXES

The provision for income taxes consists of the following for the years ended September 30:

                                                  1998                   1997
                                                ---------              ---------

    Current .......................             $  (8,289)             $  32,000
    Deferred ......................              (328,068)               167,000
                                                ---------              ---------

                                                $(336,357)             $ 199,000
                                                =========              =========

The Company's effective income tax rate on continuing operations differed from the federal statutory rate of 34% as follows:

                                                         1998           1997
                                                       ---------      ---------

    Income taxes at federal statutory rate .......     $(515,396)     $ 179,859
    Change in valuation allowance ................       270,859        (15,966)
    Nondeductible expenses .......................        37,628         30,884
    State income taxes at statutory rate .........       (90,952)          --
    Dividend exclusion ...........................          --            1,665
    Adjustment of estimated income tax
      liability of prior year ....................       (48,831)          --
    Other ........................................        10,335          2,558
                                                       ---------      ---------

                Total tax expense ................     $(336,357)     $ 199,000
                                                       =========      =========

  Components of deferred taxes are as follows at September 30:

    Assets
      Inventories ................................     $ 128,160      $    --
      Accrued liabilities ........................       146,956         59,434
      Property and equipment .....................        59,446         49,943
      Investments ................................       123,410         89,892
      Tax loss carryforward ......................       248,720         13,888
      Valuation allowance ........................      (295,319)       (24,460)
                                                       ---------      ---------

                                                       $ 411,373      $ 188,697
                                                       =========      =========

    Liabilities
      Investments ................................     $ 109,997      $ 256,943
      Other ......................................          --            1,093
                                                       ---------      ---------

                                                       $ 109,997      $ 258,036
                                                       =========      =========

The valuation allowance increased $270,859 for the year ended September 30, 1998 and decreased $15,966 for the year ended September 30, 1997.

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of this deferred tax asset depends on the
Company's ability to generate sufficient taxable income in the future. Management believes it is more likely than not that a portion of the deferred tax asset will be realized by future operating results. If the Company is unable to generate sufficient taxable income in the future through operating results or tax-planning opportunities, an additional valuation allowance will be required through a charge to expense.

At September 30, 1998, the Company has net operating loss carryforwards for tax purposes of approximately $610,000 which will expire in 2013.

NOTE I - LEASES

The Company leases furniture and equipment under long-term leases with ownership of the furniture and equipment transferred to the Company at the termination of the leases. Property and equipment include leased furniture and equipment with a cost of approximately $360,000 and $313,000 and accumulated depreciation of approximately $237,000 and $222,000 at September 30, 1998 and 1997, respectively.

Capital lease terms range from three to five years and provide for payments as follows:

        Year ending September 30
          1999                                         $  46,778
          2000                                            11,578
          2001                                            11,578
          2002                                            11,578
          2003                                             6,560
                                                       ---------

        Total minimum lease payments                      88,072

        Amount representing interest                      10,650
                                                       ---------

        Present value of net minimum lease payments    $  77,422
                                                       =========

The Company leases certain office facilities and equipment used in its operations under operating leases expiring at various dates through 2004 and provide for payments as follows:

        Year ending September 30
          1999                                      $   899,000
          2000                                          855,000
          2001                                          687,000
          2002                                          644,000
          2003                                          437,000
          Thereafter                                    130,000
                                                     ----------

                                                     $3,652,000
                                                     ==========

Two facilities are subleased under leases which expire in 2000. Total future minimum sublease rentals amount to $89,000 at September 30, 1998.

Rental expense for all operating leases for the years ended September 30 is as follows:

                                                    1998                 1997
                                                  ---------            ---------

  Minimum rentals .....................           $ 989,000            $ 601,000
  Sublease rentals ....................             (61,000)                --
                                                  ---------            ---------

                                                  $ 928,000            $ 601,000
                                                  =========            =========

Certain of these leases relating to rental expense of approximately $117,000 and $127,000 for the years ended September 30, 1998 and 1997, respectively, are with related parties.

NOTE J - BUSINESS COMBINATIONS

The Company acquired Cliff Winn, Inc. Realtors ("Winn Realtors"), a real estate broker, effective February 1, 1998. The acquisition included a cash payment of approximately $426,000 and future contingent payments of up to $962,500. The contingent payments made, if any, are based on future earnings levels and will result in additional costs in excess of net assets acquired to be amortized over the remaining life of the asset.

The Company acquired Mull Realty Company, Inc. ("Mull Realty"), a real estate broker, effective January 1, 1997. The acquisition included a cash payment of approximately $359,000, the issuance of a noninterest-bearing note payable for $800,000, and future contingent payments of up to $1,175,000. As installments on this noninterest-bearing note payable are based upon a factor of earnings, the terms are not fixed and no discount on debt is readily determinable. The contingent payments made, if any, are based on future earnings levels and will result in additional costs in excess of the net assets acquired to be amortized over the remaining life of the asset.

Additionally, the Company acquired First Commercial Real Estate Services, Inc. ("First Commercial"), a commercial real estate broker, effective May 1, 1997, for a cash payment of $265,000.

These business combinations have been accounted for using the purchase method of accounting and the accompanying consolidated financial statements include the operations of these real estate brokers subsequent to the date of acquisition. Costs in excess of the net assets acquired were approximately $1,049,000.

The  following   summarized  pro  forma   unaudited   information   assumes  the
acquisitions of Winn Realtors, Mull Realty, and First Commercial had occurred on October 1, 1996:


                                            Year ended September 30
                                            -----------------------
                                             1998              1997
                                         ------------       -----------

  Revenues                               $ 38,471,000       $37,232,000
                                         ============       ===========

  Net loss                               $ (1,104,000)      $    (2,505)
                                         ============       ===========

  Loss per common share                  $       (.44)      $      (.04)
                                         ============       ===========

NOTE K - SEGMENT INFORMATION

The Company operates in the following segments: residential construction, real estate broker, commercial construction, and financial services. Information concerning the Company's business segments as of and for the years ended September 30 is as follows:

                                                     1998              1997
                                                 ------------      ------------

  Revenues
    Residential construction ...............     $ 10,124,161      $ 11,290,953
    Real estate broker
      Sales to unaffiliated customers ......       21,983,344        14,486,945
      Intersegment sales ...................          367,617           405,009
    Financial services .....................          838,229           876,743
    Commercial construction ................        1,724,191         1,750,069
    Other sales ............................        1,271,973         1,153,500
    Interest and other
      Sales to unaffiliated customers ......          453,286           992,578
      Intersegment sales ...................          722,604           766,980
    Eliminations ...........................       (1,090,221)       (1,171,989)
                                                 ------------      ------------

             Total .........................     $ 36,395,184      $ 30,550,788
                                                 ============      ============

    Operating profit (loss)
      Residential construction .............     $   (357,829)     $    (97,610)
      Real estate broker ...................         (329,289)          (61,058)
      Financial services ...................          325,183           843,042
      Commercial construction ..............          (49,405)          164,830
      Other sales ..........................           10,692           120,067
                                                 ------------      ------------

               Total .......................     $   (400,648)     $    969,271
                                                 ============      ============
    Assets
      Residential construction ............      $ 17,692,589      $ 14,856,678
      Real estate broker ..................         3,919,507         3,436,032
      Financial services ..................         1,811,497         1,707,052
      Commercial construction .............           575,380           767,169
                                                 ------------      ------------

               Identifiable assets ........        23,998,973        20,766,931

      Equity investments ..................         1,806,502         2,025,238
      Corporate assets ....................           827,748           969,319
      Other assets ........................         1,734,827         2,592,817
                                                 ------------      ------------

               Total ......................      $ 28,368,050      $ 26,354,305
                                                 ============      ============

    Depreciation and amortization
      Residential construction ............      $    123,258      $    103,612
      Real estate broker ..................           255,986           249,199
      Commercial construction .............            17,410            22,868
      Other ...............................           125,255           126,073
                                                 ------------      ------------

               Total ......................      $    521,909      $    501,752
                                                 ============      ============

    Capital expenditures
      Residential construction ............      $    146,570      $    188,331
      Real estate broker ..................           147,405            79,418
      Commercial construction .............            16,818             8,679
      Other ...............................             5,820             7,114
                                                 ------------      ------------

               Total ......................      $    316,613      $    283,542
                                                 ============      ============

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

NOTE L - COMMITMENTS AND CONTINGENCIES

The Company is contingently liable on land development loans made by various lending institutions to joint ventures to which the Company is a 50% general partner. The Company was contingently liable for approximately $97,000 and $917,000 at September 30, 1998 and 1997, respectively.

The Company is engaged in various legal proceedings incidental to its normal business activities. Management of the Company does not believe that the outcome of each such proceeding or all of them combined will have a material adverse effect on the Company or its consolidated financial position or operations.

NOTE M - PREFERRED STOCK AND WARRANTS

Series A voting preferred stock is entitled to dividends when declared and paid at a 6% cumulative rate payable annually starting January 31, 1996 and payable each January 31 thereafter. Series B voting preferred stock is entitled to dividends when declared and paid at a 3% cumulative rate payable annually starting January 31, 1996 and payable each January 31 thereafter. Series D voting preferred stock is entitled to dividends when declared and paid at a 3% cumulative rate annually starting July 1, 1996 and payable each July 1 thereafter. At September 30, 1998, preferred stock dividends in arrears for Series A were $127,086 or $1.54 per share ($77,545 or $.94 per share for 1997), Series B were $227,670 or $1.07 per share ($163,812 or $.77 per share for 1997), and Series C were $18,799 or $.79 per share ($11,623 or $.49 per share for 1997). All three series of preferred stock have a liquidation preference of $10 per share, plus all accumulated but unpaid dividends. Each Series A and Series D preferred share is convertible into common shares at $7.50 per common share on the basis of $10 per preferred share. The Series B preferred stock is convertible under the same terms; however, the preferred stock value is $11.11 per share.

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

As a result of its past public offering of certain debt and equity securities, 690,000 warrants to purchase Company common stock at $8.40 per share were issued. These warrants became immediately exercisable upon closing of the offering and all warrants remain outstanding at September 30, 1998.

NOTE N - STOCK OPTIONS

The Company adopted an employee incentive stock plan for certain key employees during the year ended September 30, 1997. Options currently outstanding under the plan become exercisable one year from the date of the grant and expire five years after the date of the grant. These options are exercisable at not less than the market value of the Company's stock on the date of the grant. Accordingly, no compensation cost has been recognized for these options. Had compensation cost for these options been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net earnings (loss) and earnings (loss) per common share would have been the pro forma amounts indicated below for the years ended September 30, 1998 and 1997:

                                                         1998           1997
                                                    -------------    -----------
  Net earnings (loss) applicable to common shares
    As reported .................................   $  (1,300,090)   $   209,422
    Pro forma ...................................   $  (1,386,036)   $   193,322

  Earnings (loss) per share
    As reported .................................   $        (.47)   $       .07
    Pro forma ...................................   $        (.50)   $       .07

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: dividend yield was estimated to remain at zero for both years; expected volatility of 54% for both years; risk-free interest rates of 6% and 5.9%; and an expected life of one year for both years.

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

A summary of the status of the Company's fixed stock options as of September 30 and changes during the years then ended is presented below:

                                               1998               1997
                                        ------------------  -------------------
                                                  Weighted             Weighted
                                                   average              average
                                        Number     exercise   Number    exersize
                                       of shares    price    of shares   price
                                        -------    ------     ------     ------

  Outstanding at beginning of year ...   35,000    $ 3.30       --       $  --
  Granted ............................   90,000      3.42     35,000       3.30
  Forfeited ..........................  (25,000)     3.42       --          --
                                        -------    ------     ------     ------

  Outstanding at end of year .........  100,000    $ 3.38     35,000     $ 3.30
                                        =======    ======     ======     ======

  Options exercisable at year end ....   30,000    $ 3.30

  Weighted-average fair value of
    options granted during the year ..             $ 1.09                $  .46

The following information applies to options outstanding at September 30, 1998:

              Number outstanding                               100,000
              Range of exercise prices                      $3.25 to $3.45
              Weighted average exercise price                   $3.38
              Weighted average remaining contractual life      4 years

NOTE O - FINANCIAL INSTRUMENTS

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

6. Floating Rate Debt

The carrying amount approximates fair value because interest rates adjust to market rates.

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                              1998                          1997
                                   --------------------------    --------------------------
                                     Carrying      Estimated       Carrying      Estimated
                                      amount      fair value        amount      fair value
                                   -----------    -----------    -----------    -----------
Financial assets
  Cash, cash equivalents, and
    restricted cash ............   $ 3,958,326    $ 3,958,326    $ 4,645,284    $ 4,645,284
  Securities available for sale        217,968        217,968        199,291        199,291
  Fixed rate notes receivable ..       143,738        143,738        244,338        232,090
  Floating rate notes receivable       936,265        936,265        778,743        778,743

Financial liabilities
  Fixed rate debt ..............    (6,775,271)    (6,727,059)    (7,027,768)    (6,983,417)
  Floating rate debt ...........    (8,428,441)    (8,428,441)    (4,261,009)    (4,261,009)

Financial liabilities for which
  it is  not practicable to
  estimate fair value
    Notes payable ..............      (361,527)          --         (800,000)          --

It was not practicable to estimate the fair value of a noninterest-bearing note payable which does not have fixed repayment terms.

NOTE P - ITEMS AFFECTING FOURTH QUARTER RESULTS OF OPERATIONS

During the fourth quarter of fiscal 1998, the Company committed to close four real estate brokerage branch offices and re-establish those offices in a single, strategically located facility. As a result of this commitment, the Company incurred charges of $273,157 related to lease abandonments. Additionally, during the fourth quarter, the Company determined valuation allowances of $505,436 were required on certain inventories, receivables, and other assets. The aggregate effect of these items was to increase the loss for the fourth quarter by $605,823 or $.22 per share.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with Accountants of the kind described by Item 304 of Regulation S-B at any time during the Registrant's two
(2) most recent fiscal years.

PART III

Pursuant to instruction E(3) to From 10-KSB, the information required by Part III (Items 9, 10, 11 and 12) is hereby incorporated by reference to the materials contained in "Election of Directors," "Executive Compensation," "Certain Transactions" and "Security Ownership of Certain Beneficial Owners and Management," contained in the Registrant's definitive proxy materials to be filed with the Commission within 120 days of September 30, 1998.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

(a) Listing of Exhibits:

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

10.6* Loan Agreement dated July 5, 1994, between Sunwest Bank of Albuquerque and
      Charter Building and Development Corp.

10.7* Real  Estate  lease  dated  January 1, 1994,  between  R.R.  Rutledge  and
      Hooten/Stahl, Inc.

10.8* Real  Estate  lease  dated  January 1, 1991,  between  Bill E.  Hooten and
      Hooten/Stahl, Inc.

10.9* Shopping Center Lease dated December 7, 1993,  between Rio Rancho Shopping
      Center and Hooten/Stahl, Inc.

10.10 1997  Employee  Incentive  Stock  Option  Plan,   incorporated  herein  by
      reference to the Registrant's Form 10-QSB filed on May 15, 1997.

21    Subsidiaries of the small business issuer

21.1  Real Estate Brokerage Services, Inc.

21.2  Charter Building and Development Corporation, Inc.

21.3 Great American Equity Corporation, Inc.

21.4 Amity, Inc.

21.5    PHS, Inc.

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

(b) Reports on Form 8-K:

No reports were filed on Form 8K during the quarter ended September 30, 1998.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 13, 1999                           REALCO, INC.

By: James A. Arias
------------------------------------------
  James A. Arias, President, Chief
                                Executive Officer, Chairman of the Board of
                                Directors


In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of the registrant and in the capacities and on the dates indicated.

     Signature                Title                          Dated:


Melvin A. Hardison
------------------------
Melvin A. Hardison       Chief Financial                 January 13, 1999
                         Officer/Secretary/Treasurer


Bill E. Hooten
------------------------
Bill E. Hooten           Executive Vice President
                         and Director                    January 13, 1999


Arthur A. Schwartz
------------------------
Arthur A. Schwartz       Director                        January 13, 1999


Marshall Blumenfeld
------------------------
Marshall Blumenfeld      Director                        January 13, 1999


Jeffrey S. Silverman
------------------------
Jeffrey S. Silverman     Director                        January 13, 1999


Noel Zeller
------------------------
Noel Zeller                     Director                 January 13, 1999


Martin S. Orland
------------------------
Martin S. Orland                Director                 January 13, 1999