Form 10-Q
period 1998-12-31
REALCO INC /NM/
filed 1999-02-19
CIK 82409

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ACT OF 1934

For the transition period from  ---------- to---------

Commission file number:  0-27552


                                  REALCO, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                New Mexico                           85-0316176
--------------------------------------------------------------------------------
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)


1650 University Blvd., N.E., Suite 5-100, Albuquerque, New Mexico       87102
--------------------------------------------------------------------------------
               (Address of principal executive offices)              (Zip code)


                                  (505) 242-4561
--------------------------------------------------------------------------------
                (Registrant's telephone number, including area code)


                                  Not applicable
--------------------------------------------------------------------------------
                 (Former name, former address and former fiscal year,
                             if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No
                                    -------   ------

As of February 17, 1999 the Registrant had outstanding 2,767,000 shares of its no par value common stock, the Registrant's only class of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)


                             REALCO, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS


                                                     December 31,
                                                         1998      September 30,
                                                     (unaudited)       1998
                                                     -----------    -----------
ASSETS

  Cash and cash equivalents                          $ 3,147,771    $ 3,788,086
  Restricted cash                                        218,180        170,240
  Securities available for sale                          174,478        217,968
  Accounts and notes receivable, net                   1,826,940      2,277,771
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                    171,436             -
  Inventories                                         16,378,183     16,760,111
  Property & equipment, net                              916,077        928,226
  Investments - equity method                          1,508,428      1,806,502
  Deferred income taxes                                  189,585        301,376
  Other assets                                         2,474,246      2,117,770
                                                     -----------    -----------
                                                     $27,005,324    $28,368,050
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Notes payable                                      $ 5,934,949    $ 6,532,598
  Lease obligations                                       59,729         77,422
  Construction advances and notes payable,
    collateralized by inventories                      7,943,783      9,032,641
  Accounts payable and accrued liabilities             2,684,578      2,583,933
  Escrow funds held for others                           218,180        170,240
                                                     -----------    -----------
            Total liabilities                         16,841,219     18,396,834

STOCKHOLDERS' EQUITY
  Preferred  stock - authorized, 500,000
    shares  Series  A  -  issued  and
    outstanding, 82,569 shares, stated at
    liquidation value                                    825,690        825,690
    Series B - issued and outstanding, 212,859
      shares, stated at liquidation value              2,128,590      2,128,590
    Series D - issued and outstanding, 23,919
      shares, stated at liquidation value                239,190        239,190
  Common stock - no par value; authorized,
    6,000,000 shares; issued, 2,845,000 shares         7,712,461      7,712,461
  Retained earnings (deficit)                           (494,464)      (683,930)
  Accumulated other comprehensive income                 (23,386)       (26,809)
                                                     -----------    -----------
                                                      10,388,081     10,195,192
      Less 78,000 shares common stock
        held in treasury - at cost                       223,976        223,976
                                                     -----------    -----------
                                                      10,164,105      9,971,216
                                                     -----------    -----------
                                                     $27,005,324    $28,368,050
                                                     ===========    ===========

                                See accompanying notes.


                             REALCO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                           Three months ended December 31,
                                     (unaudited)

                                                         1998           1997
                                                     -----------    -----------

REVENUES
  Brokerage commissions and fees                     $ 6,165,917    $ 4,211,657
  Construction sales                                   4,553,734      3,144,890
  Sales of developed lots                                641,500        468,623
  Equity in net earnings of investees                     96,165        123,791
  Interest and other, net                                697,669        526,397
                                                     -----------    -----------
                                                      12,154,985      8,475,358

COSTS AND EXPENSES
  Cost of brokerage revenue                            4,594.991      2,973,265
  Cost of construction sales                           4,182,672      2,817,895
  Cost of developed lots sold                            484,430        413,380
  Selling, general, administrative and other           2,221,680      1,988,823
  Depreciation and amortization                          119,503        125,420
  Interest                                               235,932        197,981
                                                     -----------    -----------
                                                      11,839,208      8,516,764
                                                     -----------    -----------
Earnings (loss) before income taxes                      315,777        (41,406)

INCOME TAX EXPENSE (BENEFIT)                             126,311        (12,900)
                                                     -----------    -----------
         NET EARNINGS (LOSS)                             189,466        (28,506)


PREFERRED STOCK DIVIDEND REQUIREMENT                      30,144         30,144
                                                     -----------    -----------
         NET EARNINGS (LOSS) APPLICABLE
           TO COMMON SHARES                          $   159,322    $   (58,650)
                                                     ===========    ===========

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

  Net earnings (loss) per common share before
    preferred stock dividend requirement             $      0.07    $     (0.01)
                                                     ===========    ===========
  Net earnings (loss) per common share after
    preferred stock dividend requirement             $      0.06    $     (0.02)
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             2,767,000      2,794,543
                                                     ===========    ===========

                                See accompanying notes.


                             REALCO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Three months ended December 31,
                                     (unaudited)

                                                         1998           1997
                                                     -----------    -----------


Cash flows from operating activities
  Net earnings (loss)                                $   189,466    $   (28,506)
  Adjustments to reconcile net earnings (loss) to
    net cash provided by operating activities
       Depreciation and amortization                     119,503        125,420
       Accretion of discount on notes payable             13,809         13,809
       Net distributions in excess of earnings
         of investees (earnings in excess of
         distributions                                   359,654       (123,791)
       Gain on sale of securities                             -        (345,276)
       Change in operating assets and liabilities
         (Increase) decrease in restricted cash          (47,940)        82,998
         (Increase) decrease in accounts receivable      136,000       (111,311)
         (Increase) decrease in inventories              381,928        832,502
         (Increase) decrease in net billings
           related to costs and estimated earnings
           on uncompleted contracts                     (171,436)       134,991
         Increase in other assets                        (88,404)      (146,889)
         Increase in accounts payable and
           accrued liabilities                           100,645        263,964
         Decrease in escrow funds held for others         47,940        (82,998)
         Decrease in deferred tax asset                  111,791       (30,577)
                                                     -----------    -----------
         Net cash provided by operating activities     1,152,956        584,336

Cash flows from investing activities
  Purchases of property and equipment                    (77,393)       (25,612)
  Proceeds from sale of securities available
    for sale                                                  -          86,297
  Proceeds from sale of equity security                       -         500,000
  Advances on notes receivable                           (58,000)      (247,613)
  Receipts on notes receivable                           372,831        213,375
  Purchase of investments - equity method                (61,580)            -
                                                     -----------    -----------
         Net cash provided by investing activities       175,858        526,447

Cash flows from financing activities
  Construction advances and notes
    payable, net                                      (1,151,436)       (63,530)
  Payments on capital lease obligations
    And long term debt                                  (817,693)       (17,353)

  Purchase of treasury stock                                  -         (97,948)
                                                     -----------    -----------
         Net cash used in financing activities        (1,969,129)      (178,831)
                                                     -----------    -----------
    NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                       (640,315)       931,952

Cash and cash equivalents at beginning
   of period                                           3,788,086      4,242,305
                                                     -----------    -----------
Cash and cash equivalents at end
   of period                                         $ 3,147,771    $ 5,174,257
                                                     ===========    ===========

                                See accompanying notes.

                             REALCO, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   December 31, 1998




NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Realco, Inc. and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999. For further information refer to the financial statements and footnotes included in the company's annual report on Form 10-KSB for the year ended September 30, 1998.

The consolidated  financial  statements include the accounts of Realco, Inc. and
its  wholly-owned   subsidiaries.   All  material   intercompany   accounts  and
transactions have been eliminated in consolidation.

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

Earnings (Loss) Per Share

In February  1997,  Statement of Financial  Accounting  Standards  No. 128 (SFAS
128), "Earnings Per Share" was issued. SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and simplifies the existing standards. This statement replaces the presentation of primary EPS with a presentation of basic and diluted EPS. SFAS No. 128 was adopted in the financial statements for the year ended September 30, 1998. The adoption of this standard had no impact on the Company's earnings per share amounts.

Comprehensive Income

In June 1997, Statement of Financial Accounting Standards No. 130 (SFAS 130), "Comprehensive Income" was issued. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 was adopted in the financial statements for the quarter ended December 31, 1998. The adoption of this standard had no significant impact on the financial statements of the Company.

Total comprehensive income (loss) for the three months ended December 31, 1998 and 1997 was approximately $193,000 and ($47,000), respectively.

Disclosures About Segments of and Enterprise and Related Information

In June 1997, Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of and Enterprise and Related Information" was issued. SFAS 131 establishes for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. SFAS 131 is effective for fiscal years beginning after December 31, 1997, but need not be applied to interim financial statements in the initial year of its application. Management believes adoption of this statement will not have a material impact on the financial statements of the Company.



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:
----------------------

Revenues of the Company are generated through the following segments: (1) residential and commercial real estate brokerage; (2) residential and commercial construction, and land development activities, and (3) financing activities which include residential construction lending through participation agreements with banks, land acquisition and development loans for single family residential subdivisions, and from recognition of earnings generated by other financial service entities in which the Company owns an equity interest. Operations of such equity method investees include commercial and residential mortgage lending, and to a lesser extent, property and casualty insurance.

The Company currently operates its business within the Albuquerque, New Mexico and Phoenix, Arizona metropolitan areas. Since inception, management has planned on expanding the Company's operations and business concepts to other geographical areas, preferably to areas within the Southwest having similar demographics.

Based upon the various lines of businesses in which the Company is engaged, it has defined the following operating segments for purpose of financial accounting and reporting: Real Estate Brokerage Segment, Construction and Land Development Segment, and Financial Services Segment.

Real Estate Brokerage Segment:

The real estate brokerage segment consists of Hooten/Stahl, Realtors, dba Prudential Preferred Properties, New Mexico; Mull Realty Company, Inc. and Cliff Winn, Inc. Realtors (Winn), collectively dba Prudential Preferred Properties, Arizona; and First Commercial Real Estate Services, Inc.

Total brokerage commissions and fees from unaffiliated customers for this segment increased 46% to $6,165,917 for the quarter ended December 31, 1998 as compared to 1997. This increase is primarily attributable to revenues of $1,669,246 generated by Winn, which was acquired by the Company in February 1998. This segment experienced a pre-tax loss of $161,688 for the quarter ended December 31, 1998 as compared to a pre-tax loss of $294,600 for 1997. The decrease in the loss is the result of several factors discussed below.

Prudential Preferred Properties, New Mexico experienced an increase in brokerage commissions and fees from unaffiliated customers of $428,247 or 21% over 1997. This increase in revenue and management's continuing efforts to reduce selling, general, and administrative expenses resulted in a reduction of the pre-tax loss of $69,276 to $275,719 in 1998. Management's continuing efforts to improve the operations of this Albuquerque based residential brokerage company through increasing market share and reducing operating expenses, includes the consolidation of four branch offices into a single, newly constructed facility which is expected to be ready for occupancy during the quarter ended June 30, 1999.

Prudential Preferred Properties, Arizona recognized continued growth in revenues and earnings primarily through its acquisition of Winn. Management anticipates continued earnings from these operations and are continuing to seek other opportunities to expand its activities in the Phoenix market.

First Commercial Real Estate Services, Inc. an Albuquerque commercial brokerage company, recognized a pre-tax loss of $65,469 as compared to a pre-tax loss of $5,000 in 1997. Additional costs incurred to recruit additional sales agents and expand its property management staff have not yet resulted in increased revenues.

Construction and Land Development Segment:

The construction and land development segment operates in the Albuquerque, Rio Rancho and Los Lunas, New Mexico metropolitan areas. Construction is comprised of the residential and commercial operations of Charter Building & Development Corp. (Charter) and Amity, Inc., respectively. This segment also includes and development activities consisting of the acquisition of raw land for development into residential homesite lots which may be sold to Charter or to other builders. Land development projects have typically been performed under joint venture agreements, but the Company has performed some development projects independently.

Operating revenues for this segment increased $2,521,438 or 78% over 1997. Additionally, this segment recognized a pre-tax profit of $516,961 in 1998 compared to a pre-tax loss of $149,883 in 1997.

Residential  construction  revenues of Charter increased  $1,451,959 or 58% over
1997. This increase in revenues is attributable to the Company's newly introduced line of value engineered houses being received well by the marketplace. In addition to the increase in revenues, an increase of nearly 2.5% in gross profit on home sales was recognized. These factors as well as reduction in selling, general and administrative expenses resulted in a pre-tax loss of $128,615 as compared to $261,261 in 1997. Management expects this newly introduced line of homes to continue to improve the overall operations of Charter. At December 31, 1998 Charter had a backlog of homes under contract with indicated revenue of approximately $8,065,000.

Revenues from Amity's commercial construction and remodeling totaled $602,429 in 1998, a decrease of about 7% from 1997. A pre-tax loss of $34,615 was recognized in 1998 as compared to a pre-tax profit of $48,185 in 1997. This loss is primarily attributable to increased general and administrative costs incurred in an effort to expand operations. Amity has a backlog under contract at December 31, 1998 with estimated revenues of $1,100,000.

The Company's land development activities experienced an increase in revenues and pre-tax earnings of $645,168 and $617,042, respectively over 1997. This increase is primarily the result of an agreement reached on December 30, 1998 whereby the Company received certain residential homesites valued at approximately $550,000 in consideration for its interest in a joint venture which received an award of $1,633,000 in a lawsuit. As this award is expected to go through a future appeal process, management determined this exchange was in the best interest of the Company after considering risk and future legal costs.

Financial Services Segment:

The financial services segment consists of operations of the Registrant, Great American Equity Corporation (GAEC) and PHS, Inc.

In addition to financial services performed directly by the Company, operations also include the Company's share of earnings from various equity method investees who perform various financial services. Such investees include a 50% equity interest in PHS Mortgage and a 11% interest in MI Acquisition
Corporation. The Company also owned a 20% interest in First American Title Company of New Mexico until November, 1997 when it was sold for $500,000 cash resulting in a gain of $333,585.

The Financial Services segment realized a pre-tax loss of $30,380 as compared to a pre-tax profit of $409,800 for 1997. The decrease is primarily attributable to the $333,585 gain recognized on the sale of First American Title and a $70,000 loan origination fee in the quarter ended December 31, 1997, for which there was no comparable activity in 1998.

Equity earnings recognized by PHS, Inc. from its interest in PHS Mortgage, a partnership which originates and sells mortgages, totaled $73,337 in the quarter ended December 31, 1998 compared to $87,357 in 1997.

The Company recognized a loss of $604 as compared to a loss of $15,308 in 1997 relating to its equity interest in MI Acquisition Corporation, which derives the majority of its revenue from the underwriting, sale and trading of securities by its principal operating subsidiary, Miller & Schroeder Financial, Inc.

GAEC experienced a $72,257 decrease in revenues, or 81% from 1997 and a $75,367 decrease in pre-tax profits, or 84% from 1997. These decreases are primarily the result of a $70,000 loan origination fee received in 1997, for which there was no comparable activity in 1998.


Liquidity and Capital Resources:
--------------------------------

The Company's liquidity consists primarily of cash, trade accounts receivable, inventories and construction advances collateralized by inventory. Future cash needs will be financed primarily by cash flows from operations, future advances under construction loans and if needed, other financing arrangements which may be available to the Company. The Company's current projection of future cash requirements, however may be affected in the future by numerous factors, including changes in customer receipts, consumer industry trends, sales volume, operating cost fluctuations, acquisitions of existing businesses and unplanned capital spending.


Competition and Market Factors:
-------------------------------

Each of the Registrant's subsidiaries competes principally on the basis of reputation in the community in which it operates. However, the Registrant competes in a highly competitive environment typical of all real estate dependent companies. The real estate industry, and therefore the Registrant's business, is cyclical and can be affected by consumer confidence levels, prevailing economic conditions and interest rates. Other factors effecting the Registrant's business include increases in construction material and labor costs, increases in costs associated with home ownership such as property taxes, changes in consumer preferences and demographic trends. The Registrant believes that its strategy of vertical; integration will eventually build a dominance in the markets in which it does business, however there can be no assurance that this strategy will be successful.


Safe Harbor Statement Under the Private
Securities Litigation Reform Act of 1995:
-----------------------------------------

Forward-looking   statements  in  this  report,  including  without  limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the company, (ii) the company's plans and results of operations will be affected by the company's ability to manage its growth, and (iii) other risks and uncertainties as indicated from time to time in the company's filings with the Securities and Exchange Commission.


Year 2000 Issues:
-----------------

The Registrant has been notified by its principal vendors of its operating computer programs, that they are deemed Year 2000 compliant. The Registrant has embarked on a systematic program of testing each of its PC's and related software programs to detect any Year 2000 defect. The examination is being conducted by Registrant personnel and is scheduled to be completed by June 1999. The Registrant's key business relationships include suppliers and subcontractors for building and land development, realtor clearing associations, and financial institutions and mortgage companies which not only process the Registrant's cash receipts and disbursements but also provide deposit and lending services for the Registrant and its customers. The Registrant has begun to review these third-party relationships to seek assurances from key parties that they are Year 2000 compliant and believes that this evaluation will be completed by late 1999. While some of the Registrant's business relations have assured the Registrant they are addressing the Year 2000 issues, the Registrant cannot guarantee its key business relationships will resolve these issues in a timely manner.

The Registrant does not believe there will be any significant costs incurred in regards to its own computer software and hardware since its vendors have deemed them Year 2000 compliant. Testing of the subsystems and contacting third parties will be done by the Registrant's existing personnel with less than $5,000 of additional costs incurred due to payroll and various supplies. The Registrant does not yet have a comprehensive contingency plan but intends to establish such a plan as part of its Year 2000 assessment during 1999.


PART II: OTHER INFORMATION

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

As previously reported in the Registrant's 10-QSB filing of June 30, 1997, and the 10-KSB filing of September 30, 1998, an agreement was reached on December 30, 1998 whereby the Registrant received certain residential homesites valued at approximately $550,000 in consideration for its interest in a joint venture which received an award of $1,633,000 in a lawsuit. As this award is expected to go through a future appeal process, management determined this exchange was in the best interest of the Registrant after considering risk and future legal costs.


Item 2.  CHANGES IN SECURITIES

     None.

Item 3.  DEFAULTS IN SENIOR SECURITIES

     None

Item 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None

Item 5.  OTHER INFORMATION

     None


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) There are no exhibits filed with this Report.

     (b) There were no Forms filed during this reporting period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


REALCO, INC.


Date: February 18, 1999

               James A. Arias
               -------------------------
               James A. Arias, President


Date: February 18, 1999

               Melvin A. Hardison
               ---------------------------------------
               Melvin A. Hardison, Secretary\Treasurer
                and Chief Financial Officer