Form 10-Q
period 1999-03-31
REALCO INC /NM/
filed 1999-05-18
CIK 82409

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

As of May 14, 1999, the Registrant had outstanding 2,767,000 shares of its no par value common stock, the Registrant's only class of common stock.

PART I.  FINANCIAL INFORMATION
Item 1:  FINANCIAL STATEMENTS

                             REALCO, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                                       March 31,
                                                         1999      September 30,
                                                     (unaudited)       1998
                                                     -----------    -----------
ASSETS
  Cash and cash equivalents                          $ 3,030,306    $ 3,788,086
  Restricted cash                                        141,346        170,240
  Securities available for sale                          161,310        217,968
  Accounts and notes receivable, net                   1,824,366      2,277,771
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                    283,667             -
  Inventories                                         15,824,472     16,760,111
  Property & equipment, net                              966,904        928,226
  Investments - equity method                          1,659,692      1,806,502
  Deferred income taxes                                  243,448        301,376
  Other assets                                         2,304,444      2,117,770
                                                     -----------    -----------
                                                     $26,439,955    $28,368,050
                                                     ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Notes payable                                      $ 5,661,937    $ 6,532,598
  Lease obligations                                       44,628         77,422
  Construction advances and notes payable,
    collateralized by inventories                      7,061,176      9,032,641
  Accounts payable and accrued liabilities             3,402,016      2,583,933
  Escrow funds held for others                           141,346        170,240
                                                     -----------    -----------
            Total liabilities                         16,311,103     18,396,834

STOCKHOLDERS' EQUITY
  Preferred  stock - authorized, 500,000 shares
    Series A - issued and outstanding,
      82,569 shares, stated at liquidation
      value                                              825,690        825,690
    Series B - issued and outstanding, 212,859
      shares, stated at liquidation value              2,128,590      2,128,590
    Series D - issued and outstanding, 23,919
      shares, stated at liquidation value                239,190        239,190
  Common stock - no par value; authorized,
    6,000,000 shares; issued, 2,845,000 shares         7,712,461      7,712,461
  Retained earnings (deficit)                           (556,652)      (683,930)
  Accumulated other comprehensive income                   3,549        (26,809)
                                                     -----------    -----------
                                                      10,352,828     10,195,192
      Less 78,000 shares common stock
        held in treasury - at cost                       223,976        223,976
                                                     -----------    -----------
                                                      10,128,852      9,971,216
                                                     -----------    -----------
                                                     $26,439,955    $28,368,050
                                                     ===========    ===========

                             See accompanying notes.

                             REALCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          Three months ended March 31,
                                   (unaudited)

                                                         1999           1998
                                                     -----------    -----------

REVENUES
  Brokerage commissions and fees                     $ 5,544,470    $ 4,373,536
  Construction sales                                   5,071,968      2,254,498
  Sales of developed lots                                425,500        181,850
  Equity in net earnings of investees                    262,071         53,097
  Interest and other, net                                 17,572         87,594
                                                     -----------    -----------
                                                      11,321,581      6,950,575

COSTS AND EXPENSES
  Cost of brokerage revenue                            3,925,657      3,012,003
  Cost of construction sales                           4,574,494      2,075,134
  Cost of developed lots sold                            299,496        137,466
  Selling, general, administrative and other           2,242,087      1,997,950
  Depreciation and amortization                          150,830        123,787
  Interest                                               259,588        176,694
                                                     -----------    -----------
                                                      11,452,152      7,523,034
                                                     -----------    -----------
Loss before income taxes                                (130,571)      (572,459)

INCOME TAX BENEFIT                                       (68,383)      (223,000)
                                                     -----------    -----------
         NET LOSS                                        (62,188)      (349,459)


PREFERRED STOCK DIVIDEND REQUIREMENT                      30,144         30,144
                                                     -----------    -----------
         NET LOSS APPLICABLE
           TO COMMON SHARES                          $   (92,332)   $  (379,603)
                                                     ===========    ===========

BASIC AND DILUTED LOSS PER COMMON SHARE

  Net loss per common share before
    preferred stock dividend requirement             $      (.02)   $     (0.13)
                                                     ===========    ===========
  Net loss per common share after
    preferred stock dividend requirement             $      (.03)   $     (0.14)
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             2,767,000      2,779,467
                                                     ===========    ===========

                                See accompanying notes.

                             REALCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           Six months ended March 31,
                                   (unaudited)

                                                         1999           1998
                                                     -----------    -----------

REVENUES
  Brokerage commissions and fees                     $11,710,387    $ 8,585,193
  Construction sales                                   9,625,702      5,399,388
  Sales of developed lots                              1,067,000        650,473
  Equity in net earnings of investees                    358,236        176,888
  Interest and other, net                                715,241        609,545
                                                     -----------    -----------
                                                      23,476,566     15,421,487

COSTS AND EXPENSES
  Cost of brokerage revenue                            8,520,648      5,985,268
  Cost of construction sales                           8,757,166      4,893,029
  Cost of developed lots sold                            783,926        550,846
  Selling, general, administrative and other           4,463,767      3,986,773
  Depreciation and amortization                          270,333        249,207
  Interest                                               495,520        374,675
                                                     -----------    -----------
                                                      23,291,360     16,039,798
                                                     -----------    -----------
Earnings (loss) before income taxes                      185,206       (618,311)

INCOME TAX EXPENSE (BENEFIT)                              57,928       (235,900)
                                                     -----------    -----------
         NET EARNINGS (LOSS)                             127,278       (382,411)


PREFERRED STOCK DIVIDEND REQUIREMENT                      60,288         60,288
                                                     -----------    -----------
         NET EARNINGS (LOSS) APPLICABLE
           TO COMMON SHARES                          $    66,990    $  (442,699)
                                                     ===========    ===========

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

  Net earnings (loss) per common share before
    preferred stock dividend requirement             $       .05    $     (0.14)
                                                     ===========    ===========
  Net earnings (loss) per common share after
    preferred stock dividend requirement             $       .02    $     (0.16)
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             2,767,000      2,787,088
                                                     ===========    ===========

                                See accompanying notes.

                             REALCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Six months ended March 31,
                                   (unaudited)

                                                         1999           1998
                                                     -----------    -----------

Cash flows from operating activities
  Net earnings (loss)                                $   127,278    $  (382,411)
  Adjustments to reconcile net earnings (loss)
    to net cash provided by (used in) operating
    activities
       Depreciation and amortization                     270,333        249,207
       Accretion of discount on notes payable             27,617         27,617
       Net distributions in excess of earnings
         of investees                                    208,390        136,722
       Gain on sale of investees and securities           (7,478)      (345,276)
       Change in operating assets and liabilities
         (Increase) decrease in accounts receivable     (178,581)      (355,327)
         (Increase) decrease in inventories              935,639       (663,163)
         (Increase) decrease in net billings
           related to costs and estimated earnings
           on uncompleted contracts                     (283,667)       106,055
         (Increase) decrease in other assets             116,807       (210,055)
         Increase in accounts payable and
           accrued liabilities                           570,017        163,826
         (Increase) decrease in deferred tax asset        57,928       (213,400)
                                                     -----------    -----------
         Net cash provided by (used in)
             operating activities                      1,844,283     (1,486,205)

Cash flows from investing activities
  Purchases of property and equipment                   (205,944)       (74,787)
  Purchases of securities available for sale            (185,769)            -
  Proceeds from sale of securities available
    for sale                                             254,041        586,297
  Advances on notes receivable                           (94,938)      (448,624)
  Receipts on notes receivable                           726,924        332,188
  Purchase of investments - equity method                (61,580)             -
  Payments for business acquired                        (122,260)      (426,250)
  Cash acquired in business acquisition                       -         292,453
                                                     -----------    -----------
         Net cash provided by investing activities       310,474        261,277

Cash flows from financing activities
  Construction advances and notes
    payable, net                                      (1,971,465)     1,485,345
  Payments on long term debt and
    capital lease obligations                           (931,072)      (495,964)
  Purchase of treasury stock                                  -        (117,686)
                                                     -----------    -----------
         Net cash provided by (used in)
             financing activities                     (2,902,537)       871,695
                                                     -----------    -----------

    NET DECREASE IN CASH AND CASH
      EQUIVALENTS                                       (747,780)      (353,233)

Cash and cash equivalents at beginning
   of period                                           3,778,086      4,242,305
                                                     -----------    -----------
Cash and cash equivalents at end
   of period                                         $ 3,030,306    $ 3,889,072
                                                     ===========    ===========


                                See accompanying notes.

                             REALCO, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     March 31, 1999




NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Realco, Inc. and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999. For further information refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended September 30, 1998.

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

Total comprehensive income (loss) for the three months ended March 31, 1999 and 1998 was approximately ($35,000) and ($349,000), respectively, and was approximately $158,000 and ($379,000) for the six months ended March 31, 1999 and 1998, respectively.

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

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:
----------------------

Revenues of the Company are generated through the following segments: (1) residential and commercial real estate brokerage; (2) residential and commercial construction, and land development activities, and (3) financing activities which include residential construction lending through participation agreements with banks, land acquisition and development loans for single family residential subdivisions, and from recognition of earnings generated by other financial service entities in which the Company owns an equity interest. Operations of such equity method investees include commercial and residential mortgage origination, securities brokerage services, investment banking, and to a lesser extent, property and casualty insurance. The Company currently operates within the Albuquerque, New Mexico and Phoenix, Arizona metropolitan areas. Since inception, management has planned on expanding the Company's operations and business concepts to other geographical areas, preferably to areas within the Southwest having similar demographics. Based upon the various lines of business in which the Company is engaged, it has defined the following operating segments for purpose of financial accounting and reporting: Real Estate Brokerage Segment, Construction and Land Development Segment, and Financial Services Segment.

Real Estate Brokerage Segment:

The real estate brokerage segment consists of Hooten/Stahl, Realtors, dba Prudential Preferred Properties, New Mexico; Mull Realty Company, Inc. (Mull) and Cliff Winn, Inc. Realtors (Winn), collectively dba Prudential Preferred Properties, Arizona; and First Commercial Real Estate Services, Inc.

  For the Quarter Ended March 31, 1999

     Total brokerage commissions and fees from unaffiliated customers for this segment increased 27% to $5,544,470 for the quarter ended March 31, 1999 as compared to 1998. This increase is primarily attributable to an increase in revenues of $678,325 resulting from the acquisition of Winn in February 1998, and gradual increases of other companies within the segment. This segment experienced a pre-tax loss of $249,920 in 1999 as compared to $274,195 in 1998. This loss is primarily the result of recurring non-profitable operations of Prudential Preferred Properties, New Mexico.

     The operations of Prudential Preferred Properties, New Mexico continue to result in losses as a result of past declines in market share and the inability to significantly reduce operating expenses. A pretax loss of $364,622 was experienced for the quarter ended March 31, 1999 as compared to $369,490 in 1998. Management is continuing its efforts to improve the operations of its Albuquerque based residential brokerage through increasing market share by recruiting, as well as exploring acquisition opportunities of small independent brokerage firms. It is further expected that management's plan to consolidate four office branches into a newly constructed, modern facility will result in operating expense efficiencies and recruiting of agents to regain market share.

It is expected this facility will be ready for occupancy in July 1999, however as a result of this timing, it is not anticipated that these actions will significantly improve operations until fiscal 2000, if any.

     The aforementioned increase in brokerage commissions and fees provide by Winn in the quarter ended March 31, 1999 as compared to 1998, resulted in an increase in pre-tax earnings of $12,262 to $141,242 for Prudential Preferred Properties, Arizona. Increases in occupancy costs as a result of office relocations for this quarter over 1998 reduced profitablity of operations to some extent.

     First Commercial Real Estate Services, Inc, an Albuquerque commercial brokerage company, recognized an increase in brokerage commissions and fees of $104,484 or 38% for the quarter ended March 31, 1999 as compared to 1998. This increase was primarily the result of timing of significant commercial property sales. A pre-tax loss of $15,107 was recognized for the quarter ended March 31, 1999 as compared to $20,418 in 1998. The increase in commissions did not significantly improve earnings as a result of additional general and administrative expenses incurred in 1999 in an effort to expand operations.

   For the Six Months Ended March 31, 1999

     Total brokerage commissions and fees from unaffiliated customers for this segment increased $3,125,194 or 36%, to $11,710,387 for the six months ended March 31, 1999 as compared to 1998. This increase is primarily attributable to additional revenues of $2,347,571 generated by Winn, which was acquired in February 1998. Additionally, brokerage commissions and fees from unafilliated customers generated by Prudential Preferred Properties, New Mexico for the six month period increased $675,836 or 19% over 1998. This segment experienced a pre-tax loss of $411,608 for the six months ended March 31, 1999 as compared to $568,800 in 1998. The decrease in the loss is the result of various factors discussed below.

     While Prudential Preferred Properties, New Mexico did experience the aforementioned 19% increase in brokerage commissions and fees, the decrease in its pre-tax loss was limited to 10% or $74,144 due to a lower average split retained by the Company and flattening of selling, general and administrative expenses.

     Prudential Preferred Properties, Arizona recognized an increase in brokerage commissions and fees of $2,507,492 or 57% over 1998, and an increase in pre-tax net earnings of $25,296 or 12% over 1998. Management anticipates continued increases in net earnings of these operations as market share increases and operating efficiencies are recognized on the continuing process of combining certain administrative and management functions of Winn and Mull. Additionally, management is continuing to seek other opportunities to expand its activities in the Phoenix market through acquisitions.

     First Commercial Real Estate Services, Inc. recognized a pre-tax loss of $80,576 as compared to a pre-tax loss of $25,418 in 1998. While brokerage commissions and fees were comparable between the two periods, increased selling, general and administrative expenses resulted in the additional loss. As a result of exploring additional profitable opportunites and in an effort to compensate for the cyclical nature of commercial brokerage transactions, this company has increased its capacity as a property manager, and is seeing improved growth and profitability in this area. Construction and Land Development Segment:

The construction and land development segment operates in the Albuquerque, Rio Rancho and Los Lunas, New Mexico metropolitan areas. Construction is comprised of the residential and commercial operations of Charter Building & Development Corp. (Charter) and Amity, Inc., respectively. This segment also includes development activities consisting of the acquisition of raw land for development into residential homesite lots, which are sold to Charter or to other builders. Such land development projects may be performed under joint venture agreements or entirely by the Company.

   For the Quarter Ended March 31, 1999

     This segment experienced a substantial improvement in operating profitability by generating a pre-tax profit of $43,127 for the quarter ended March 31, 1999 as compared to a pre-tax loss of $209,806 in 1998. This improvement is primarily attributable to Charter reporting a $3,488 pre-tax profit in 1999 compared to a loss of $250,727 in 1998. Additionally, total revenues from this segment increased $3,029,465 or 122%, to $5,511,248. These increases relate primarily to operations of Charter and land development activities which are discussed in more detail below.

     Charter's continued improvement in operations is primarily the result of the company's recently introduced line of value engineered homes, which are being received well by the marketplace as it offers a quality built home for a very reasonable price. This new line of homes has generated substantially higher sales volume, an increase of $1,359,541 or 70% over 1998, as well as increased the gross profit margin on home sales to 10% from 4% in 1998. Management anticipates Charter to sustain these higher production volumes and profitability levels with this new product line based upon current market conditions. At March 31, 1999, Charter had a backlog of homes under contract with estimated revenues of approximately $9,038,000.

     Revenues from Amity's commercial construction and remodeling totaled $1,154,831 for the quarter ended March 31, 1999, which represents an increase of $855,500 over 1998. This increase was primarily attributable to revenues recognized on a construction contract in progress of approximately $924,000, for which there was no comparable activity in 1998. A pre-tax profit of $8,087 was recognized for the quarter ended March 31, 1999, as compared to a pre-tax loss of $19,792 in 1998. This reduction is primarily the additional gross profit of $16,842 recognized on contracts in progress in 1999, as well as a slight reduction in operating expenses. Amity has estimated backlog construction revenues under contract of $2,035,000 at March 31, 1999.

     The Company's land development activities experienced an increase in revenues of $519,500 to $781,500 during the quarter ended March 31, 1999. However, pre-tax profits decreased $48,206 to $33,717 for the quarter. The increase in revenues is primarily the result of lot purchases by Charter in subdivisions developed by the Company, as opposed to a higher portion of purchases made from joint ventures in the previous year, which the Company participated on a partnership basis. The decline in pre-tax profits is primarily the result of increases in carrying costs associated with lot inventory. Such costs consist primarily of interest expense which is not capitalized, as development has been completed. It is anticipated that Charter's increased home sales volume, and therefore lot purchases will gradually reduce future interest expense.

For the Six Months Ended March 31, 1999

     The period's operating revenues for this segment increased $5,142,784 or 84% over 1998. Additionally, this segment recognized a pre-tax profit of $560,088 in 1999 compared to a pre-tax loss of $359,689 in 1998. As previously discussed, the increase in revenues is attributable to operations of Charter, and to a lesser extent Amity and land development activities. The improved profitability is the result of a substantial reduction in the operating loss for Charter and other income of $550,000 received in a lawsuit settlement relating to the operations of the land development division. Both of which are discussed in more detail below.

     Charter's residential construction revenues for the period increased $3,413,929 or 77% over 1998. As previously discussed, this increase is attributable to the line of value engineered houses being received well by the marketplace. This product line also contributed an increase in gross profit margin from 3% for the period in 1998 to 10% in 1999. These increases in sales volume and gross profit resulted in a decrease in the pre-tax loss of $386,861 to $125,127 for the period ended 1999.

     Revenues from Amity's commercial construction and remodeling for the period totaled $1,757,260 in 1999, an increase of $812,385 or 86% over 1998. Despite this increase in revenues, a decrease in profit margins and higher general and administrative expenses resulted in a pre-tax loss of $26,528 for the period, as compared to a pre-tax profit of $28,383 in 1998. The $33,386 increase in general and administrative expenses for the 1999 period was incurred in an effort to expand operations. This increased level of operating costs are expected to continue, however higher future production is expected to sustain such costs.

     The Company's land development activities experienced an increase in revenues and pre-tax earnings of $969,793 and $503,500, respectively over 1998. The increase in revenues is primarily attributable to $496,650 of lot sales resulting from increased activities of Charter, and $550,000 received in connection with a lawsuit. Specifically, an agreement reached on December 30, 1998 provided for the Company to receive certain residential homesites valued at approximately $550,000 in consideration for its interest in a joint venture, which received an award of $1,633,000 in a lawsuit. As this award is expected to go through an extensive future appeal process, management determined this exchange was in the best interest of the Company after considering risk and future legal costs. Overall profitability of this division decreased as a result of increased carrying costs on lot inventory and a reduction in equity earnings of investees, as a profitable joint venture concluded its development operations.

Financial Services Segment:

The financial services segment consists of operations of the parent company, Great American Equity Corporation (GAEC) and PHS, Inc.

In addition to financial services performed directly by the Company, operations also include the Company's share of earnings from various equity method investees who perform financial services. Such investees include a 50% equity interest in PHS Mortgage and an approximately 11% interest in MI Acquisition Corporation.
   For the Quarter Ended March 31, 1999

     The Financial Services segment realized a pre-tax profit of $72,610 for the quarter ended March 31, 1999 as compared to a pre-tax loss of $60,450 in 1998. This increase is primarily attributable to higher equity earnings of investees, while operating expenses remained comparable.

     Net equity earnings recognized by PHS, Inc. from its interest in PHS Mortgage, a partnership, which originates and sells mortgages, totaled $107,343 in the quarter ended March 31, 1999 compared to $49,137 in 1997. This increase in earnings is a continuing trend, as this relatively young venture continues to increase its marketshare in the Albuquerque metropolitan area by offering a wider variety of mortgage opportunities and expanding its operations to the Phoenix metropolitan area. Additionally, this venture receives the majority of its business through referrals of the real estate brokerage operations of the Company.

     The Company recognized equity earnings of $92,387 as compared to a loss of $31,385 for the 1998 period relating to its equity interest in MI Acquisition Corporation. This investee derives the majority of its revenue from the securities brokerage services and investment banking activities of its principal operating subsidiary, Miller & Schroeder Financial, Inc. The increase in equity earnings of this investee is primarily attributable to a higher volume of investment banking activity in the 1999 period which yields more profits.

     GAEC experienced a $11,858 decrease in pre-tax profit for the 1999 quarter. This decrease is primarily the result of lower interest income earned due to a reduction in the amount of construction lending provided by this company. It is not anticipated that lending activities will increase in the near terms as a result of the Company utilizing its working capital in other areas at this time.

   For the Six Months Ended March 31, 1999

     The Financial Services segment realized a pre-tax profit of $42,230 as compared to a pre-tax profit of $349,424 for 1998 period. The decrease is primarily attributable to the $333,585 gain recognized on the sale of First American Title, an equity method investee, in the 1998 quarter for which there was no comparable activity in 1999. Other significant items affecting operating results are as follows.

     Net equity earnings recognized by PHS, Inc. from its interest in PHS Mortgage totaled $180,680 for the 1999 period, as compared to $136,494 in 1998. This increaase is the result of the aforementioned continued growth in operations of this venture.

     The Company recognized equity earnings of $91,783 for the 1999 period as compared to a loss of $46,693 1998 for its investment in MI Acquisition Corporation. This increase in earnings of $138,476 is primarily attributable to the closing of several profitable investment banking deals in the 1999 period.

     GAEC experienced a $87,265 decrease in pre-tax operating profits to $34,988 for the 1999 period. This decrease is primarily the result of a $70,000 loan origination fee received in 1998, for which there was no comparable activity in 1999. Overall Company Operations:

The Company generated a consolidated pre-tax loss of $130,571 for the quarter ended March 31, 1999 compared to $572,459 in 1998. While this is a substantial improvement, recurring operating losses generated by Prudential Preferred Properties, New Mexico, prevented the Company from showing earnings for the quarter. As previously mentioned, management is continuing its efforts to improvement the operations of this Albuquerque based residential brokerage company, as well as continue to closely monitor the improved operations of other Charter.

For the six months ended March 31, 1999, operations resulted in pre-tax earnings of $185,206. Such earnings mark a substantial improvement over the 1998 period operations, which resulted in a $618,311 pre-tax loss. This change is primarily the result of improved profitability within the construction and land development segment, while significant improvements in the real estate brokerage segment are yet to be recognized.

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

As previously stated, the Company is in the process of establishing new office facilities for the real estate brokerage operations of Prudential Preferred Properties, New Mexico. Occupancy costs of the facility will be financed primarily through a ten year, non-escalated lease agreement which provides for an eight year option for extending the term. This lease, which will be accounted for as an operating lease provides for monthly payments of approximately $40,000, which includes a portion of facility operating costs. Office furniture and equipment for this facility is being financed primarily by a three year capitalized lease agreement, which provides for transfer of ownership at the end of the term. It is anticipated that initial cost of this office furniture and equipment will be approximately $550,000.

The Company's current projection of future cash requirements, may be affected in the future by numerous factors, including changes in customer receipts, consumer industry trends, sales volume, operating cost fluctuations, acquisitions of existing businesses and unplanned capital spending. Management believes that the cash flow from operations, current reserve of cash and cash equivalents and credit facilities in place will sustain the Company's operations and anticipated growth for the ensuing twelve months.

Competition and Market Factors:
-------------------------------

Each of the Registrant's subsidiaries competes principally on the basis of reputation in the community in which it operates. However, the Registrant competes in a highly competitive environment typical of all real estate dependent companies. The real estate industry, and therefore the Registrant's business, is cyclical and can be affected by consumer confidence levels, prevailing economic conditions and interest rates. Additional factors effecting the Registrant's business include cost increases and the availability of construction materials and skilled labor, increases in costs associated with home ownership such as property taxes, changes in consumer preferences and
        demographic  trends.  The  Registrant  believes  that  its  strategy  of vertical; integration will eventually build a dominance in the markets in which it operates, however there can be no assurance that this strategy will be successful.

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

Year 2000 Issues:
-----------------

The Registrant has been notified by its principal vendors of its operating computer programs, that they are deemed Year 2000 compliant. The Registrant is in the completion stages of its systematic program of testing its computer hardware and related software programs to detect and correct any Year 2000 deficiencies. The Registrant's key business relationships include suppliers and subcontractors for building and land development, realtor clearing associations, and financial institutions and mortgage companies which not only process the Registrant's cash receipts and disbursements but also provide deposit and lending services for the Registrant and its customers. The Registrant has limited assurance from most of these key parties that they are Year 2000 compliant. While some of the Registrant's business relations have assured the Registrant they are addressing Year 2000 issues, the Registrant cannot guarantee its key business relationships will resolve these issues in a timely manner. The Registrant does not believe there will be any significant future costs incurred with respect to its own computer software and hardware since its vendors have deemed them Year 2000 compliant. Completion of testing of the subsystems and contacting third parties will be done by the Registrant's existing personnel with less than $5,000 of additional costs incurred. This entire review process is expected to be completed prior to the fiscal year end of September 30, 1999. Additionally, at that time a comprehensive contingency plan will be established.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Registrant has no material market risk associated with interest rates, foreign currency exchange rates or commodity prices.

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

As first reported in the Registrant's 10-KSB filing of September 30, 1998, an agreement was reached on December 30, 1998 whereby the Registrant received certain residential homesites valued at approximately $550,000 in consideration for its interest in a joint venture, which received an award of $1,633,000 in a lawsuit. As this award is expected to go through an extensive appeal process, management determined this exchange was in the best interest of the Registrant after considering risk and future legal costs.


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

REALCO, INC.


Date: May 14, 1999

               James A. Arias
               -------------------------
               James A. Arias, President


Date: May 14, 1999

               Chris A. Bruehl
               ---------------------------------------
               Chris A. Bruehl, Senior Vice-President
                and Chief Financial Officer