Form 10-Q
period 1999-06-30
REALCO INC /NM/
filed 1999-08-13
CIK 82409

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

As of August 13, 1999, the Registrant had outstanding 2,767,000 shares of its no par value common stock, the Registrant's only class of common stock.

PART I.  FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS

                             REALCO, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                                       June 30,
                                                         1999      September 30,
                                                     (unaudited)       1998
                                                     -----------    -----------
ASSETS
  Cash and cash equivalents                          $ 3,260,164    $ 3,788,086
  Restricted cash                                        334,685        170,240
  Securities available for sale                          238,988        217,968
  Accounts and notes receivable, net                   1,682,409      2,277,771
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                    331,761              -
  Inventories                                         14,976,532     16,760,111
  Property & equipment, net                            1,221,149        928,226
  Investments - equity method                          1,660,277      1,806,502
  Deferred income taxes                                  157,320        301,376
  Other assets                                         2,380,190      2,117,770
                                                     -----------    -----------
                                                     $26,243,475    $28,368,050
                                                     ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Notes payable                                      $ 5,214,219    $ 6,532,598
  Lease obligations                                       37,281         77,422
  Construction advances and notes payable,
    collateralized by inventories                      7,113,065      9,032,641
  Accounts payable and accrued liabilities             3,284,084      2,583,933
  Escrow funds held for others                           334,685        170,240
                                                     -----------    -----------
            Total liabilities                         15,983,334     18,396,834

STOCKHOLDERS' EQUITY
  Preferred  stock - authorized, 500,000 shares
    Series A - issued and outstanding, 82,569
      shares, stated at liquidation value                825,690        825,690
    Series B - issued and outstanding, 212,859
      shares, stated at liquidation value              2,128,590      2,128,590
    Series D - issued and outstanding, 23,919
      shares, stated at liquidation value                239,190        239,190
  Common stock - no par value; authorized,
    6,000,000 shares; issued, 2,845,000 shares         7,712,461      7,712,461
  Retained deficit                                      (434,746)      (683,930)
  Accumulated other comprehensive income                  12,932        (26,809)
                                                     -----------    -----------
                                                      10,484,117     10,195,192
      Less 78,000 shares common stock
        held in treasury - at cost                       223,976        223,976
                                                     -----------    -----------
                                                      10,260,141      9,971,216
                                                     -----------    -----------
                                                     $26,243,475    $28,368,050
                                                     ===========    ===========

                                See accompanying notes.

                             REALCO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                              Three months ended June 30,
                                     (unaudited)

                                                         1999           1998
                                                     -----------    -----------

REVENUES
  Brokerage commissions and fees                     $ 6,820,399    $ 6,883,310
  Construction sales                                   5,864,209      2,524,769
  Sales of developed lots                                730,800        378,000
  Equity in net earnings of investees                     67,030        170,643
  Interest and other, net                                 63,324        108,122
                                                     -----------    -----------
                                                      13,545,762     10,064,844

COSTS AND EXPENSES
  Cost of brokerage revenue                            4,898,119      4,995,682
  Cost of construction sales                           5,227,010      2,292,894
  Cost of developed lots sold                            597,223        314,319
  Selling, general, administrative and other           2,259,174      2,012,572
  Depreciation and amortization                          150,007        114,355
  Interest                                               210,985        210,148
                                                     -----------    -----------
                                                      13,342,518      9,939,970
                                                     -----------    -----------
Earnings before income taxes                             203,244        124,874

INCOME TAX EXPENSE                                        81,298         47,900
                                                     -----------    -----------
         NET EARNINGS                                    121,946         76,974

PREFERRED STOCK DIVIDEND REQUIREMENT                      30,144         30,144
                                                     -----------    -----------
         NET EARNINGS APPLICABLE
           TO COMMON SHARES                          $    91,802    $    46,830
                                                     ===========    ===========

BASIC AND DILUTED EARNINGS PER COMMON SHARE

  Net earnings per common share before
    preferred stock dividend requirement             $       .04    $      0.03
                                                     ===========    ===========
  Net earnings per common share after
    preferred stock dividend requirement             $       .03    $      0.02
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             2,767,000      2,768,747
                                                     ===========    ===========

                                See accompanying notes.

                             REALCO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                               Nine months ended June 30,
                                     (unaudited)

                                                         1999           1998
                                                     -----------    -----------

REVENUES
  Brokerage commissions and fees                     $18,530,786    $15,468,503
  Construction sales                                  15,489,911      7,924,157
  Sales of developed lots                              1,797,800      1,028,473
  Equity in net earnings of investees                    425,265        347,531
  Interest and other, net                                704,200        722,113
                                                     -----------    -----------
                                                      36,947,962     25,490,777

COSTS AND EXPENSES
  Cost of brokerage revenue                           13,068,176     10,980,950
  Cost of construction sales                          13,984,176      7,185,923
  Cost of developed lots sold                          1,381,149        865,165
  Selling, general, administrative and other           6,999,166      5,999,345
  Depreciation and amortization                          420,340        363,562
  Interest                                               706,505        584,823
                                                     -----------    -----------
                                                      36,559,512     25,979,768
                                                     -----------    -----------
Earnings (loss) before income taxes                      388,450       (488,991)

INCOME TAX EXPENSE (BENEFIT)                             139,266       (188,000)
                                                     -----------    -----------
         NET EARNINGS (LOSS)                             249,184       (300,991)


PREFERRED STOCK DIVIDEND REQUIREMENT                      90,432         90,432
                                                     -----------    -----------
         NET EARNINGS (LOSS) APPLICABLE
           TO COMMON SHARES                          $   158,752    $  (391,423)
                                                     ===========    ===========

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

  Net earnings (loss) per common share before
    preferred stock dividend requirement             $       .09    $     (0.11)
                                                     ===========    ===========
  Net earnings (loss) per common share after
    preferred stock dividend requirement             $       .06    $     (0.14)
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             2,767,000      2,780,974
                                                     ===========    ===========


                                See accompanying notes.

                             REALCO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Nine months ended March 31,
                                     (unaudited)

                                                         1999           1998
                                                     -----------    -----------

Cash flows from operating activities
  Net earnings (loss)                                $   249,184    $  (300,991)
  Adjustments to reconcile net earnings (loss)
    to net cash provided by (used in) operating
    activities
       Depreciation and amortization                     420,340        322,136
       Accretion of discount on notes payable             41,426         41,426
       Net distributions in excess of earnings
         of investees                                    146,225        101,612
       Gain on sale of securities                        (19,736)      (389,718)
       Change in operating assets and liabilities
         Increase in accounts receivable                (131,752)      (109,354)
         (Increase) decrease in inventories            1,783,579     (3,511,234)
         (Increase) decrease in net billings
           related to costs and estimated earnings
           on uncompleted contracts                     (331,761)       127,634
         Decrease in other assets                         36,008         75,868
         Increase in accounts payable and
           accrued liabilities                           700,151        164,776
         (Increase) decrease in deferred tax asset       144,056       (200,300)
                                                     -----------    -----------
         Net cash provided by (used in)
             operating activities                      3,037,720     (3,678,145)

Cash flows from investing activities
  Purchases of property and equipment                   (581,964)      (231,734)
  Purchases of securities available for sale            (420,783)      (168,692)
  Proceeds from sale of securities available
    for sale                                             449,839        675,520
  Advances on notes receivable                          (554,200)      (623,854)
  Receipts on notes receivable                         1,281,314        518,764
  Payments for businesses acquired                      (420,326)      (426,250)
  Cash acquired in business acquisition                       -         292,453
                                                     -----------    -----------
         Net cash provided by (used in)
             investing activities                       (246,120)        36,207

Cash flows from financing activities
  Construction advances and notes
    payable, net                                      (1,919,576)      3,434,135
  Payments on long term debt and
    capital lease obligations                         (1,399,946)      (447,104)
  Proceeds from borrowings under long term
    debt and capital lease obligations                        -          44,946
  Purchase of treasury stock                                  -        (127,773)
                                                     -----------    -----------
         Net cash provided by (used in)
             financing activities                     (3,319,522)     2,904,204
                                                     -----------    -----------

    NET DECREASE IN CASH AND CASH
      EQUIVALENTS                                       (527,922)      (734,734)

Cash and cash equivalents at beginning
   of period                                           3,788,086      4,242,305
                                                     -----------    -----------
Cash and cash equivalents at end
   of period                                         $ 3,260,164    $ 3,504,571
                                                     ===========    ===========


                                See accompanying notes.

                             REALCO, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     June 30, 1999




NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Realco, Inc. and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included. Operating results for the periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999. For further information refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended September 30, 1998.

The consolidated  financial  statements include the accounts of Realco, Inc. and
its  wholly-owned   subsidiaries.   All  material   intercompany   accounts  and
transactions have been eliminated in consolidation.

NOTE B - COMPREHENSIVE INCOME

Total comprehensive income (loss) for the three months ended June 30, 1999 and 1998 was approximately $131,000 and $77,000, respectively, and was approximately $289,000 and ($320,000) for the nine months ended June 30, 1999 and 1998, respectively.

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

   For the Quarter Ended June 30, 1999

   This segment experienced a pre-tax loss of $17,126 in 1999 as compared to a pre-tax profit of $242,082 in 1998. The primary cause of this decline was higher operating expenses in the Arizona market. These higher operating costs are associated with relocations to updated office facilities and new office openings, which are discussed in more detail below.

   The operations of Prudential Preferred Properties, New Mexico continue to result in losses as a result of past declines in market share and the inability to significantly reduce operating expenses. A pretax loss of $172,775 was experienced for the quarter ended June 30, 1999 as compared to $114,711 in 1998. Management is continuing its efforts to improve the operations of its Albuquerque based residential brokerage through increasing market share by recruiting, as well as exploring acquisition opportunities of small independent brokerage firms. It is further expected that management's plan to consolidate four office branches into a newly constructed, modern facility will result in operating expense efficiencies and recruiting of agents to regain market share. It is expected this facility will be ready for occupancy in mid-August 1999, however, as a result of this timing, it is not anticipated that these actions will significantly improve operations until fiscal 2000, if any.

   Prudential Preferred Properties, Arizona recognized pre-tax earnings of $222,130 in the 1999 quarter compared to $440,528 in 1998. As gross profits were comparable between the quarters, the decrease is primarily the result of a $225,305 increase in operating costs between the quarters, which is associated with relocations to more modern office facilities, as well as new office openings in the Phoenix metropolitan area. Management does not anticipate this decline in earnings to continue as the market share increases through expansion throughout the region, recruiting new agents, and acquisition opportunities, and as operating efficiencies are recognized in the continuing process of combining certain administrative and management functions of Winn and Mull.

   First Commercial Real Estate Services, Inc. an Albuquerque commercial brokerage company, recognized an increase in brokerage commissions and fees of $311,841 or 245% for the quarter ended June 30, 1999 as compared to 1998. This increase was primarily the result of timing of significant commercial property sales. A pre-tax profit of $48,210 was recognized for the quarter ended June 30, 1999 as compared to a pre-tax loss of $77,638 in 1998. This $125,848 improvement in earnings is primarily attributable to additional gross profit generated by the growth in commissions, as operating expenses were comparable between the periods.

   For the Nine Months Ended June 30, 1999

   Total brokerage commissions and fees for this segment increased $3,062,283 or 20%, to $18,530,786 for the nine months ended June 30, 1999 as compared to 1998. This increase is primarily attributable to additional revenues of $1,962,431 generated by Winn, which was acquired in February 1998. All other entities within this segment experienced moderate revenue increases for the period. This segment experienced a pre-tax loss of $428,734 for the nine months ended June 30, 1999 as compared to $326,718 in 1998. The increase in the loss is the result of higher operating expenses in the Arizona market and the Company retaining a lower average split of brokerage commissions in New Mexico.

   While Prudential Preferred Properties, New Mexico did experience a 6% increase in brokerage commissions and fees, the decrease in its pre-tax loss was limited to 2% or $16,080 due to a lower average split retained by the Company as selling, general and administrative expenses were comparable between the periods.

   Prudential Preferred Properties, Arizona recognized an increase in brokerage commissions and fees of $2,175,759 or 25% over 1998; however, pre-tax earnings declined $193,102 from the 1998 quarter to $460,176 in 1999. This decline is the result of the aforementioned higher operating costs, which are expected to eventually result in growth in revenues and profitability.

   First Commercial Real Estate Services, Inc. recognized a pre-tax loss of $32,366 for the 1999 period, as compared to $103,056 in 1998. The decrease in the loss is primarily the result of additional gross profit generated by higher commissions revenue, and to a lesser extent management's efforts of increasing the property management operations to compensate for the cyclical nature of commercial brokerage transactions.

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

   For the Quarter Ended June 30, 1999

   This segment experienced a substantial improvement in operating profitability by generating a pre-tax profit of $205,121 for the quarter ended June 30, 1999 as compared to a pre-tax loss of $163,581 in 1998. This $368,702 improvement in earnings is primarily attributable to Charter reporting a $174,580 pre-tax profit in 1999 compared to a loss of $201,676 in 1998. Additionally, consolidated revenues from this segment increased $3,650,317 or 124%, to $6,605,546. Such increases relate primarily to operations of Charter, which is discussed in more detail below.

   Charter's continued improvement in operations is primarily the result of the company's line of value engineered homes introduced in 1999, which offers a quality built home for a very reasonable price, and a lesser extent, expansion of marketing efforts and growth in new home starts in the Albuquerque metropolitan area. Collectively, these factors have generated substantially higher sales volume, an increase of $3,073,369 or 155% over 1998, as well as increased the gross profit margin on home sales from 7% to 11% in 1999. Management anticipates Charter to sustain these higher production volumes and profitability levels based upon current market conditions. However, customer traffic at sales offices have been declining as a result of increasing interest rates. At June 30, 1999, Charter had a backlog of homes under contract with estimated revenues of approximately $9,052,000.

   Revenues from Amity's commercial construction and tenant improvements totaled $806,041 for the quarter ended June 30, 1999, which represents an increase of $266,071 or 49% over 1998. This increase is primarily attributable to revenues recognized on two large construction contracts in progress with combined contract values of approximately $1,067,000, for which there was no comparable activity in 1998, and an overall increase in the number of short term tenant improvement contracts. A pre-tax loss of $ 9,910 was recognized for the quarter ended June 30, 1999, as compared to a pre-tax loss of $51,543 in 1998. This reduction is primarily the additional gross profit of $53,635 recognized on contracts in progress in 1999. Amity has estimated backlog construction revenues under contract of $1,972,000 at June 30, 1999.

   The Company's land development activities experienced an increase in revenues of $346,762 to $567,004 during the quarter ended June 30, 1999. However, pre-tax profits only increased $30,315 to $118,789 for the quarter. The increase in revenues is primarily the result of lot purchases by Charter in subdivisions developed by the Company, as opposed to a higher portion of purchases made from joint ventures in the previous year, which the Company participated on a partnership basis. The lower than expected pre-tax profits is primarily the result of increases in carrying costs associated with lot inventory. Such costs consist primarily of interest expense, which is not capitalized, as development has been completed. It is anticipated that Charter's increased home sales volume, and therefore lot purchases, will gradually reduce future interest expense.

   Profits on lots sold to Charter, either directly by a subsidiary or by a joint venture, are eliminated in consolidation of this segment until the lot is removed from Charter's inventory. Such deferred profits totaled $257,153 at June 30, 1999.

   For the Nine Months Ended June 30, 1999

   The period's operating revenues for this segment increased $8,793,101 or 97% over 1998. Additionally, this segment recognized a pre-tax profit of $765,209 in 1999 compared to a pre-tax loss of $523,269 in 1998. As previously discussed, the increase in revenues is attributable to operations of Charter, and to a lesser extent Amity and land development activities. The improved profitability is the result of a substantial reduction in the operating loss for Charter and other income of $550,000 received in a lawsuit settlement relating to the operations of the land development division. Both of which are discussed in more detail below.

   Charter's residential construction revenues for the period increased $6,487,298 or 100% over 1998. As previously discussed, this increase is attributable to the line of value engineered houses being received well by the marketplace. This product line also contributed an increase in gross profit margin from 5% to 10% in 1999. These increases in sales volume and gross profit contributed to a decrease in the 1998 period's pre-tax loss of $763,117, resulting in a pre-tax profit of $49,453 for the period ended 1999.

   Revenues from Amity's commercial construction and remodeling for the period totaled $2,563,301 in 1999, an increase of $1,078,456 or 73% over 1998. Despite this increase in revenues, a decrease in profit margins and higher general and administrative expenses resulted in a pre-tax loss of $36,438 for the period, as compared to a pre-tax loss of $23,150 in 1998. The $37,747, or 16% increase in general and administrative expenses for the 1999 period was incurred in an effort to expand operations. This increased level of operating costs are expected to continue, however higher future production is expected to sustain such costs.

   The Company's land development activities experienced an increase in revenues and pre-tax earnings of $1,316,555 and $533,815, respectively over 1998. The increase in revenues primarily consists of $1,332,650 of lot sales resulting from increased activities of Charter, and $550,000 received in connection with a lawsuit. Specifically, an agreement reached on December 30, 1998 provided for the Company to receive certain residential homesites valued at approximately $550,000 in consideration for its interest in a joint venture, which received an award of $1,633,000 in a lawsuit. As this award is expected to go through an extensive future appeal process, management determined this exchange was in the best interest of the Company after considering risk and future legal costs. Overall profitability of this division decreased as a result of increased carrying costs on lot inventory and a reduction in equity earnings of investees, as a profitable joint venture concluded its development operations.

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

   For the Quarter Ended June 30, 1999

   The Financial Services segment realize a pre-tax profit of $9,744 for the quarter ended June 30, 1999 as compared to a pre-tax profit of $80,991 in 1998. This decrease is primarily attributable to lower earnings of equity method investees, while operating expenses remained comparable.

   Net  equity  earnings  recognized  by  PHS,  Inc.  from  its  interest in PHS
Mortgage, a partnership, which originates and sells mortgages, totaled $67,671 in the quarter ended June 30, 1999 compared to $70,113 in 1998. This slight decrease in earnings is the result of increased operating costs associated with expanding operations in the Phoenix metropolitan area and changing mortgage underwriters. Additionally, this venture receives the majority of its business through referrals of the real estate brokerage operations of the Company.

   The Company recognized a loss of $2,987 as compared to earnings of $54,651 for the 1998 period relating to its equity interest in MI Acquisition Corporation. This investee derives the majority of its revenue from the securities brokerage services and investment banking activities of its principal operating subsidiary, Miller & Schroeder Financial, Inc. The decrease in earnings of this investee is primarily attributable to timing of individually significant investment banking deals, which yield the majority of profits.

   GAEC experienced a $24,768 decrease in pre-tax profit to $2,608 for the 1999 quarter. This decrease is primarily the result of lower interest income earned due to a reduction in the amount of construction lending provided by this company. It is not anticipated that lending activities will increase in the near term as a result of the Company utilizing its working capital in other areas at this time.

   For the Nine Months Ended June 30, 1999

   The Financial Services segment realized a pre-tax profit of $51,975 as compared to a pre-tax profit of $396,400 for the 1998 period. The decrease is primarily attributable to the $333,585 gain recognized on the sale of First American Title, an equity method investee, in the 1998 period for which there was no comparable activity in 1999. Other significant items affecting operating results are as follows.

   Net equity earnings recognized by PHS, Inc. from its interest in PHS Mortgage totaled $290,844 for the 1999 period, as compared to $206,627 in 1998. This increase is the result of continued growth in the operations of this venture.

   The Company recognized equity earnings of $88,796 for the 1999 period as compared to $7,958 in 1998 for its investment in MI Acquisition Corporation. This increase in earnings of $80,838 is primarily attributable to the closing of several profitable investment banking deals in the second quarter of 1999.

   GAEC experienced a $112,033 decrease in pre-tax operating profits to $37,596 for the 1999 period. This decrease is primarily the result of a $80,000 loan origination fee received in 1998, for which there was no comparable activity in 1999.

Overall Company Operations:

   For the Quarter Ended June 30, 1999

   The Company generated a consolidated pre-tax profit of $203,244 for the quarter ended June 30, 1999 compared to $124,874 in 1998. This increase in earnings of $78,370 consists primarily of a $509,872 increase in gross profits generated by brokerage commissions and fees, construction sales and lot sales; as offset by a $246,602 increase in sales, general and administrative expenses, a decrease in equity earnings of investees and interest and other income of $148,411. Nominal changes in other financial statement line items further offset the increase in gross profits.

   The increase in gross profits is primarily attributable to the construction and land development segment, while increased operating expenses are primarily attributable to the real estate brokerage segment, which is incurring costs to expand its operations.

   For the Nine Months Ended June 30, 1999

   Operations for the period resulted in pre-tax earnings of $388,450. Such earnings represent a $877,441 improvement over the 1998 period operations, which resulted in a $488,991 pre-tax loss. This increase is primarily the result of additional gross profits of $1,995,901 generated by brokerage commissions and fees, construction sales and lot sales. This increase in gross profit is primarily offset by an increase in selling, general and administrative expenses of $999,821 relating to the Company's growth. Other nominal changes in revenue and expense categories further offset this growth in gross profit.

Liquidity and Capital Resources:
--------------------------------

The Company's liquidity consists primarily of cash, trade accounts receivable, inventories and construction advances collateralized by inventory. Future cash needs will be financed primarily by cash flows from operations, future advances under construction loans and if needed, other financing arrangements, which may be available to the Company.

As previously stated, the Company is in the process of establishing new office facilities for the real estate brokerage operations of Prudential Preferred Properties, New Mexico. Occupancy costs of the facility will be financed primarily through a ten year, non-escalated lease agreement that provides for an eight year option for extending the term. This lease, which will be accounted for as an operating lease provides for monthly payments of approximately $40,000, which includes a portion of facility operating costs. Office furniture and equipment for this facility is being financed primarily by a three year capitalized lease agreement, which provides for transfer of ownership at the end of the term. It is anticipated that initial cost of this office furniture and equipment will be approximately $600,000.

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

Competition and Market Factors:
-------------------------------

Each of the Company's subsidiaries competes principally on the basis of reputation in the community in which it operates. However, the Company competes in a highly competitive environment typical of all real estate dependent companies. The real estate industry, and therefore the Company's business, is cyclical and can be affected by consumer confidence levels, prevailing economic conditions and interest rates. Additional factors effecting the Company's business include cost increases and the availability of construction materials and skilled labor, increases in costs associated with home ownership such as property taxes, changes in consumer preferences and demographic trends. The Company believes that its strategy of vertical; integration will eventually build a dominance in the markets in which it operates, however there can be no assurance that this strategy will be successful.

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

Year 2000 Issues:
-----------------

The Company has been notified by its principal vendors of its operating computer programs, that they are deemed Year 2000 compliant. The Company is in the completion stages of its systematic program of testing its computer hardware and related software programs to detect and correct any Year 2000 deficiencies.

The Company's key business relationships include suppliers and subcontractors for building and land development, realtor clearing associations, and financial institutions and mortgage companies which not only process the Company's cash receipts and disbursements but also provide deposit and lending services for the Company and its customers. The Company has limited assurance from most of these key parties that they are Year 2000 compliant.

While some of the Company's business relations have provided assurance they are addressing Year 2000 issues, the Company cannot guarantee its key business relationships will resolve these issues in a timely manner.

The Company does not believe there will be any significant future costs incurred with respect to its own computer software and hardware since its vendors have deemed them Year 2000 compliant. Completion of testing of the subsystems and contacting third parties will be done by existing personnel with less than $5,000 of additional costs incurred.

This entire review process is expected to be completed prior to the fiscal year end of September 30, 1999. Additionally, a comprehensive contingency plan is being established.



Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no material market risk associated with interest rates, foreign currency exchange rates or commodity prices.

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

REALCO, INC.


Date: August 13, 1999

               James A. Arias
               -------------------------
               James A. Arias, President


Date: August 13, 1999

               Chris A. Bruehl
               ---------------------------------------
               Chris A. Bruehl, Senior Vice-President
                and Chief Financial Officer