Form 10-K
period 1999-09-30
REALCO INC /NM/
filed 1999-12-30
CIK 82409

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from ---- to ----

                         Commission File Number: 0-27552

                                  REALCO, INC.
-----------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                 New Mexico                         85-0316176
-----------------------------------------------------------------------------
       State or other jurisdiction of            (I.R.S. Employer
    incorporation or other organization         Identification No.)

     1650 University Boulevard, NE, Suite 5-100
                Albuquerque, New Mexico                      87102
-----------------------------------------------------------------------------
       (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code: (505)242-4561

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                            No Par Value Common Stock
                          -------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares of the Registrant's common stock outstanding as of December 22, 1999 was 2,887,338. The aggregate market value of the Registrant's common stock held by non-affiliates as of December 23, 1999 was $4,739,000.

                   DOCUMENTS INCORPORATED BY REFERENCE

Notice of 2000 Annual Meeting of Stockholders and Proxy Statement (incorporated into Part III).

                                  PART I


ITEM 1:  BUSINESS.

Realco, Inc., incorporated in 1983 under the laws of the State of New Mexico, and subsidiaries is hereinafter sometimes referred to as the "Registrant" or the "Company".

General
-------

The Company is an integrated real estate services company, which provides a wide range of real estate related products and services to customers primarily within the Albuquerque, New Mexico and Phoenix, Arizona metropolitan areas. The Company's operations are grouped into three principal segments - real estate brokerage services, construction and land development and financial services.

The Company's principal executive offices are located at 1650 University Blvd. NE, Suite 5-100, Albuquerque, New Mexico 87102 and its telephone number at that location is (505) 242-4561.

Real Estate Brokerage Services:

This segment's operations consists of residential and commercial real estate brokerage services in the Albuquerque and Phoenix metropolitan areas.

Residential brokerage operations are conducted under a franchise agreement with Prudential Real Estate Affiliates (PREA) by two of the Company's principal subsidiaries, Hooten/Stahl Realtors, Inc. (d.b.a. Prudential Preferred Properties, New Mexico) and Mull Realty Company, Inc. (d.b.a. Prudential Preferred Properties, Arizona). Such operations consist of providing marketing services to buyers and sellers of residential real estate, providing relocation services, and to a lesser extent, providing residential property management. The Company's current franchise agreement with PREA expires in June 2001. PREA has provided notification to the Company that they would like to renew this agreement and the Company currently anticipates that renewal terms will be reached. Terms of such renewal are not expected to differ materially from existing terms.

Commercial brokerage operations consist primarily of providing marketing services to buyers, sellers, lessors and lessees of commercial real estate. These operations also include commercial property management and business brokerage to a lesser extent. These services are collectively performed by First Commercial Real Estate Services, Inc., an Albuquerque based subsidiary and Mull Realty Company, Inc., a Phoenix based subsidiary.


Construction and Land Development:

The Company's construction and land development activities include residential and commercial operations.

Residential construction is performed by Charter Building & Development, Corp. ("Charter"), an Albuquerque based subsidiary. Charter's operations can be described as that of a general contractor, whereby the majority of construction labor and materials needs associated with any given home are subcontracted to third-parties. Residential construction is performed in the Albuquerque metropolitan area at this time, but the Company has identified an individual in the Phoenix market which is interested in constructing homes under a joint venture arrangement in fiscal 2000. The Company anticipates participating in the construction of three homes with this individual in the first half of fiscal 2000. At September 30, 1999, Charter had a backlog of 49 homes under contract with an indicated value of $8,000,000, as compared to 51 homes under contract with an indicated value of $9,000,000 in 1998.

The Company is also in the business of acquiring raw land for the purpose of subdividing and developing into residential homesites. Such activities are performed by Realco Land Development Division, an unincorporated division of the Company, in the Albuquerque metropolitan area. The homesites developed by this division are used internally by Charter as well as sold to third- parties.

Amity, Inc. (d.b.a. Realco Construction), is the Company's Albuquerque based general contractor specializing in commercial construction. Such commercial construction consists primarily of ground-up construction of small commercial buildings, tenant improvements and commercial remodels. With the acquisition of certain net assets and business operations of TI Construction, Inc. (TI) in August 1999, the Company now possesses a multi-state presence and expertise in the construction of veterinary facilities. Prior to this acquisition, operations were focused primarily in the Albuquerque metropolitan area. It is management's intent to use the multi-state presence of TI to expand the Company's previously existing commercial operations to other regions. At September 30, 1999, Amity had a backlog of commercial construction projects of $2,300,000, as compared to $1,500,000 in 1998.

Financial Services:

The Company provides financial services through its wholly-owned subsidiaries Great American Equity Corporation (GAEC) and PHS, Inc. (PHS), as well as through its equity investment in MI Acquisition Corporation (MI), the parent company of Miller & Schroeder, Inc.

GAEC's lending activities include residential construction lending and homesite acquisition and development lending. Construction lending is performed under participation agreements with two banks in Albuquerque. These participation agreements generally provide for the GAEC to provide the first 25% of all funding commitments and the banks to provide the remaining 75% of the loan commitment, as well as administrating these loans. GAEC has also entered into land acquisition and residential subdivision loan participation agreements with banks in New Mexico and Arizona. Typically, the Company provides from 25% to 40% of the funding commitments for this activity through further participation to certain high net worth private investors, which is subordinate to the bank position. The Company is generally required to guarantee the entire balance financed by the banks, while no guarantees are provided to the private investors. As consideration for the additional risk assumed by the private investors, they typically receive profit participation payments in addition to return of principal and interest.

The operations of PHS include a 50% partnership interest in PHS Mortgage Company, a full service residential mortgage banker. This partnership has operations at all New Mexico and Arizona residential brokerage offices operated by the Company, and typically receives its business through referrals from the brokerage sales associates.

The Company owns an 11% equity position in MI, which is a financial services firm specializing in underwriting debt securities. James A. Arias, the Company's President and Chief Executive Officer serves on the Board of Directors and Audit Committee of MI and actively participates in certain cross marketing activities of services and products.

Operating Strategy
------------------

Since the completion of the Company's Initial Public Offering in February 1996, it has been the Company's intention to cross market services between the primary business segments. The Company believes that it can capitalize on this operating strategy and eventually use it for expansion to other geographical areas. For example, the Company believes that expansion to other markets may be achieved by its acquisition of either real estate brokerage or building companies. Once such a business is acquired, the strategy will be to export to its new market the other services which the Company offers.

On a continuing basis, the Company has been exploring a variety of acquisition opportunities, consisting of service, product and distribution businesses. The Company's acquisition strategy complements the plan of internal growth charted for its existing activities. The ability of the Company to expand its business in recent years has been due in part to the addition of working capital from the public securities offering. The Company anticipates that it will require additional working capital at some future date to continue its ability to expand current operations.


Financial Information
---------------------

Financial information about the Company's business segments can be found in Note K to the consolidated financial statements presented in Item 8 of this Form 10-K and is incorporated herein by reference.


Inventory Acquisition and Development
-------------------------------------

The construction and land development segment are the Company's only operations with significant inventory needs. Such inventory needs consist of homesites, building materials and labor.

Residential homesites are acquired either by the purchase of developed lots from third parties or by the purchase of a parcel of undeveloped land which the Company develops. The Company has also entered into joint venture agreements with other builders and developers to acquire undeveloped parcels of land for development into homesites. At September 30, 1999, the Company owned or controlled through a combination of unencumbered ownership, debt financing and purchase agreements, over 390 homesites (as compared to 275 in 1998), which are developed or are currently under development within the Albuquerque, New Mexico metropolitan area. Such homesites are utilized by Charter's homebuilding operations and may also be sold to other homebuilders and individuals.

Acquisition of residential homesites is funded through the use of available cash of the Company or through secured loans with various financing sources. Financing is typically provided by local branches of financial institutions, on such terms and conditions which are customary in the marketplace. In some instances, the Company may also secure subordinate debt on land inventory to reduce the loan to value position assumed by the financial institutions, without using internal working capital. Such subordinate debt is typically arranged by the Company's financial services subsidiary, GAEC, and participated out to high net worth individuals.

As the Company uses subcontractors to provide skilled labor and materials for the majority of its operations, construction inventory purchases consist primarily of payments to such subcontractors. Such inventory purchases are funded through construction draws from financial institutions under credit agreements or from progress billings to property owners. The Company's credit agreements typically provide pre-established lending guidelines which determine interest rates, available balances and repayment terms. These credit agreements are provided by local branches of financial institutions on such terms and conditions which are customary in the marketplace.


Internet Developments
---------------------

As part of the Company's focus to maximize opportunities and growth potential, the Company has identified and is pursuing certain internet related activities. Specifically, the Company's construction and land development segment has established a website which provides users with the Company's background and credentials, the Company's most popular floorplans, information on subdivisions where the Company is currently building and contact information. The Company's real estate brokerage services segment has a website which provides Company background and credentials, information on the local market and contact information. The Company is currently in the developmental stages of a website which will provide "Virtual Tours" of certain homes currently listed on the market. Management believes this significant marketing tool will be operational by the Company's second quarter of fiscal 2000.

Competition and Market Factors
------------------------------

The business in which the Company is engaged is highly competitive. Many of the Company's competitors have nationwide operations or are affiliated with national franchising organizations. As such, a number of the Company's competitors have greater financial resources. It is for that reason that the Company continues to pursue strategic alliances with other companies.

The real estate industry, and therefore, the Company's operations, can be cyclical and are affected by consumer confidence levels, prevailing economic conditions and interest rates. Other factors effecting business include increases in construction costs, increases in costs associated with home ownership such as interest rates and property taxes, changes in consumer preferences and demographic trends. The Company believes that its strategy of vertical integration will eventually build a dominance in the markets in which it does business, however, there can be no assurance that this strategy will be successful.


Work Force
----------

As of September 30, 1999, the Company's work force totaled approximately 970 people, including 195 employees and 775 real estate sales associates. Management of the Company believes that its relations with its personnel are satisfactory and none of its employees are represented by a union.

All of its real estate sales associates are independent contractors. As independent contractors, such personnel are paid by commission only on the basis of closed sales transactions. The Company's construction operations normally hire independent subcontractors to provide the skilled labor needed for construction projects.


ITEM 2:  PROPERTIES.

The Company leases its executive offices on a month to month basis, at $500 per month. Mr. James A. Arias, the Company's President, is a part owner of the building in which the executive offices are located. This lease arrangement is considered a below market lease as to terms and square foot cost when compared to other leases currently in effect within the building.

The Company leases space for its fifteen real estate brokerage offices in the Albuquerque, New Mexico and Phoenix, Arizona metropolitan areas. Leases include space ranging from 1,200 square feet to 37,000 square feet at monthly rental costs ranging from $1,200 per month to $40,200 per month. Additionally, two office facilities are leased for residential and commercial construction operations in Albuquerque. The construction facilities, which consist of office space and a workshop area, are 10,000 square feet and 3,000 square and monthly rental costs are $4,500 and $3,000 respectively.

Management believes all facilities are in adequate condition for their intended use and will not require substantial improvements through Fiscal 2000.

ITEM 3:  LEGAL PROCEEDINGS.

The Company is engaged in various legal proceedings incidental to its normal business activities. Management of the Company does not believe that the outcome of each such proceeding or all of them combined will have a material adverse effect on the Company's operations or financial position.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of the 1999 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

Market Information
------------------

The Company's common stock is traded on the NASDAQ National Market under the symbol "RLCO". The following table sets forth for the periods indicated, the high and low sales prices as reported.

                                        Fiscal 1999           Fiscal 1998
                                     ------------------    -----------------
                                       High      Low         High      Low
                                     --------  --------    --------  --------

First Quarter                           2.438     1.125       4.000     2.625
Second Quarter                          2.875     1.125       3.250     2.250
Third Quarter                           3.250     1.625       2.750     1.875
Fourth Quarter                          3.000     1.625       2.750     1.375


Approximate Number of Holders of Common Stock
---------------------------------------------

As of December 22, 1999, there were approximately 700 holders of record of the Company's common stock.

Company Dividend Policy Disclosure
----------------------------------

The Company has not paid any dividends on its Common Stock since its initial public offering in February 1996 and expects that for the foreseeable future it will follow a policy of retaining earnings in order to finance the continued development of its business. Payment of dividends is within the discretion of the Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of the Company, among other factors.

ITEM 6:  SELECTED FINANCIAL DATA.

                                        Years ended September 30,
                            ------------------------------------------------
                              1999      1998      1997      1996      1995
                            --------  --------  --------  --------  --------
                                (In thousands, except per share amounts)

                                         (a)       (b)       (c)

Net sales                   $ 48,328  $ 35,104  $ 28,681  $ 23,298  $ 13,531

Income (loss) from
  continuing operations          276    (1,180)      330       132       (50)

Income (loss)from
  continuing operations
  per common share               .10      (.47)      .07       .01      (.06)

Total assets                  27,812    28,368    26,354    22,608    10,781

Long-term obligations          8,888    10,584    10,296     7,883     2,275

Cash dividends declared
  per common share                -         -         -         -         -

---------------
(a) The 1998 results were affected by the acquisition of Cliff Winn, Inc. Realtors on February 1, 1998.
(b) The 1997 results were affected by the acquisition of Mull Realty Company, Inc. on January 1, 1997 and the acquisition of First Commercial Real Estate Services, Inc. on May 1, 1997.
(c) The 1996 results were affected by the acquisition of Amity, Inc. on July 1, 1996 and the issuance of debt and equity securities in connection with the Company's initial public offering on February 7, 1996.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Overview of Operations
----------------------

Net earnings increased $1,456,000 in 1999 to $276,000 from a 1998 net loss of $1,180,000. The increase in earnings is primarily attributable to construction and land development operations. Specifically, gross profit from residential construction sales increased $1,359,000 and the Company received developed homesites with a value of $550,000 in connection with the settlement of a lawsuit. Such items are offset by a $669,000 increase in operating expenses associated with such operations. These items as well as other items affecting results of operations for all segments are discussed in more detail below.

Business Combinations
---------------------

The  Company's  growth  has  been  achieved   primarily  through   acquisitions,
subsequent to its public offering in 1996. Following is a brief description of such acquisitions and terms.

In fiscal 1996, the Company acquired the outstanding stock of Amity, Inc., an Albuquerque based commercial construction contractor for 24,297 shares of Series D Preferred Stock of the Company. Additionally, the Company acquired a 50% partnership interest for $63,000 in PHS Mortgage Company, which originates and sells residential mortgages in the Albuquerque market. The operations of PHS were expanded to Phoenix during 1998.

In fiscal 1997, the Company acquired the outstanding common stock of Mull Realty Company (a Phoenix based residential and commercial real estate brokerage company, d.b.a. Prudential Preferred Properties, Arizona) for a cash payment of $359,000, the issuance of a $800,000 note payable and future contingent payments of up to $1,175,000. The Company also purchased the net assets and business of First Commercial Real Estate Services, Inc. (an Albuquerque based commercial real estate brokerage company) for a cash payment of $265,000 in 1997. Additionally, the Company purchased an 11% equity interest in MI Acquisition Corporation, the parent company of Miller & Schroeder, Inc. for $1,000,000. MI is a financial services firm located in Minneapolis which specializes in debt securities.

In fiscal 1998, the Company acquired the outstanding common stock of Cliff Winn, Inc. Realtors (a Phoenix based residential real estate brokerage company) for a cash payment of $426,000 and future contingent payments of up to $963,000.

In fiscal 1999, the Company acquired certain net assets and the business of TI Construction, Inc. The acquisition of this commercial contractor which specializes in veterinary clinics was made through the issuance of 67,000 shares of Company common stock held in treasury.

Results of Operations
---------------------

Based upon the various lines of business in which the Company is engaged, it has defined the following operating segments for purpose of financial accounting and reporting: Real Estate Brokerage Segment, Construction and Land Development Segment, and Financial Services Segment.

The Company currently operates within the Albuquerque, New Mexico and Phoenix, Arizona metropolitan areas. Since inception, management has planned on expanding operations and business concepts to other geographical areas, preferably to areas within the southwest United States having similar demographics.

Real Estate Brokerage Segment:

The real estate brokerage segment consists of Prudential Preferred Properties, New Mexico (PPP-NM), Prudential Preferred Properties, Arizona (PPP-AZ), and First Commercial Real Estate Services, Inc. (First Commercial).

Market conditions in residential resale activity continues to be brisk in Albuquerque and Phoenix. While the Phoenix market continues to experience strong growth, the Albuquerque market stabilized in the current year. There are a record number of homes listed in Albuquerque, however, the average number of days a home stays on the market has increased. Competition in Albuquerque continues to be strong, especially in attracting and retaining quality sales associates. This competition has been increased by past consolidations and mergers and fewer new agents entering the workplace. Such conditions in the Albuquerque market have led to continued losses from such operations.

Management continues to attempt to implement changes in the Albuquerque market to increase market share, reduce agent commission splits and reduce operating expenses. In 1998, management committed to a plan to consolidate four sales offices in the Albuquerque market into a single, newly constructed, modern facility. As a result of this plan, a restructuring charge of $273,000 associated with lease abandonment expenses was accrued in fiscal 1998. Of the $273,000 initial restructuring charge, $235,000 remains as an accrued liability for expected tenant improvements, vacancies and shortfalls on sublease revenues on the abandoned properties.

The new facility was initially expected to be available for relocation in March 1999. As a result of delays encountered in the construction process, operations were not relocated until August 1999. While the new facility has had an immediate impact on the marketplace and recruiting abilities, the later than expected occupancy date did not permit management to carry out many of its recruiting and cost control initiatives in fiscal 1999. Accordingly, no significant improvement in operations of this segment occurred during the current year.

   Fiscal 1999 vs. 1998

     Total brokerage commissions and fees for this segment increased $3,274,000 or 15%, to $25,625,000 in 1999. This increase is primarily attributable to additional revenues of $2,722,000 generated by PPP-AZ and $494,000 generated by First Commercial. PPP-AZ generated these additional revenues through $1,372,000 of internal growth and $1,902,000 as a result of Winn Realtors contributing twelve months of operations in 1999, as opposed to eight months in 1998; while First Commercial's increase was attributable entirely to internal growth. This segment experienced a pre-tax loss of $495,000 for 1999 as compared to a $530,000 loss in 1998. The decrease in the loss is the result of several factors discussed in more detail below.

     PPP-NM experienced a pre-tax loss of $1,097,000 in 1999, as compared to a $1,250,000 loss in 1998. This decrease of $153,000 is primarily attributable to $273,000 of lease abandonment costs accrued in the prior year, as offset by nominal changes in recurring operating expenses and gross profit on brokerage fees (typically referred to as company dollar). Management remains optimistic that the aforementioned plans will improve the operations of this subsidiary in fiscal 2000.

     While PPP-AZ did increase its brokerage revenues by 22% in 1999 to $15,131,000, and increase its company dollar to 27%, as compared to 25% in 1998, operating expenses increased $1,137,000, or 48% to $3,530,000 in 1999. As a result, of these factors, pre-tax earnings only increased 38% to $663,00 in 1999. This increase in operating expenses is attributable to the higher sales volume, as well as higher facility costs associated with this subsidiary's expansion throughout the Phoenix metropolitan area. The increase in facility costs currently being experienced is expected to eventually result in growth in revenues and profitability for these operations.

     First Commercial recognized pre-tax earnings of $11,000 for the 1999 period, as compared to a pre-tax loss of $101,000 in 1998. This improvement in operations is the result of an increase in company dollar of $215,000 or 47% over 1999, which is attributable to a 45% increase in revenues. The increase in company dollar was offset by a $103,000 or 19% increase in operating expenses.

   Fiscal 1998 vs. 1997

     Total revenues from brokerage commissions and fees increased $7,496,000 to $21,983,000 in 1998, an increase of 52% over 1997. Such increase was almost entirely in the Phoenix marketplace where revenues increased $7,292,000 or 143% to $12,409,000 in 1998. The February 1998 acquisition of Scottsdale based Winn Realtors contributed $4,362,000 to this increase.

     PPP-NM recognized a pre-tax loss of $1,250,000 in 1998, as compared to a pre-tax loss of $749,000 in 1997. The additional loss recognized is the result of a decrease in company dollar of $303,000 or 11% from 1997, and the recognition of $273,000 of charges associated with the aforementioned plan of management to relocate sales offices into a new facility.

     The Phoenix operations contributed pre-tax earnings of $799,000 in 1998 as compared to $478,000 in 1997. This increase is attributable to the aforementioned acquisition of Winn Realtors, which contributed $301,000 in pre-tax earnings in 1998. An increase in the average splits paid to agents of previously existing operations from 69% to 75% in 1998 offset the expected profitability from the aforementioned increase in revenues. Operating expenses remained relatively constant as a percentage of total revenues for the period.

     The Albuquerque commercial brokerage operations resulted in a pre-tax loss of $101,000 in 1998 as compared to a pre-tax loss of $35,000 in 1997. This increase is primarily attributable to an increase in operating expenses. This increase was incurred in an effort to expand operations through sales associate recruitment and establishing property management operations. These cost increases are expected to result in growth in revenues and therefore profitability in future periods.

Construction and Land Development Segment:

The construction and land development segment operates in the Albuquerque, Rio Rancho and Los Lunas, New Mexico metropolitan areas. Construction is comprised of the residential and commercial operations of Charter and Realco Construction, respectively. This segment also includes development activities consisting of the acquisition of raw land for development into residential homesites, which are sold to Charter or to other builders. Such land development projects are performed under joint venture agreements with other developers or entirely by the Company.

   Fiscal 1999 vs. 1998

     Revenues for this segment increased $9,583,000 or 73% over 1998. This increase in revenues contributed to a $2,049,000 or 330% increase in gross profit over 1998. As a result of this increase and other income of $550,000 received in a lawsuit settlement relating to the operations of the land development division, this segment recognized a pre-tax profit of $820,000 in 1999 compared to a pre-tax loss of $1,034,000 in 1998.

     Charter's residential construction revenues for the period increased $7,028,000 or 69% over 1998. As previously discussed, this increase is attributable to the line of value engineered houses being received well by the marketplace upon its introduction in the fourth quarter of 1998. This product line also contributed an increase in gross profit margin from 5% to 10% in 1999. The increases in sales volume and gross profit contributed to a decrease in the 1998 period's pre-tax loss of $1,293,000 resulting in a pre- tax profit of $77,000 for 1999. While management is pleased with the improvement in operating results of this subsidiary, there is still improvement which needs to be made in reducing job costs and operating expenses and improving marketing efforts in order to return this subsidiary to its previous levels of profitability.

     Revenues from Realco Construction's commercial construction operations totaled $3,188,000 in 1999, an increase of $1,464,000 or 85% over 1998. Despite this increase in revenues, a decrease in gross profit margins and a $197,000 or 75% increase in general and administrative expenses resulted in a pre-tax loss of $103,000 for 1999, as compared to a pre-tax loss of $66,000 in 1998. The increase in general and administrative expenses for the 1999 period was incurred as a result of expanding operations. This increased level of operating costs are expected to continue, however higher future production is expected to sustain such costs.

     As previously mentioned, effective August 1, 1999, the Company acquired certain net assets and the business operations of TI, an Albuquerque based commercial contractor which specializes in veterinary clinics. This acquisition is expected to further increase the revenue base, as well as result in a reduction in combined operating expenses through economies of scale of these entities in the future.

     The Company's land development activities experienced an increase in revenues and pre-tax earnings of $1,414,000 and $463,000, respectively over 1998. The increase in revenues primarily consists of $983,000 of additional lot sales to Charter and other builders, and $550,000 received in connection with a lawsuit. Specifically, an agreement reached on December 30, 1998 provided for the Company to receive certain residential homesites valued at approximately $550,000 in consideration for its 50% interest in a joint venture, which received an award of $1,633,000 in a lawsuit. As this award is expected to go through an extensive future appeal process, management determined this exchange was in the best interest of the Company after considering risk and future legal costs. The overall level of profitability of this division decreased as a result of increased carrying costs on lot inventory and a reduction in equity earnings of investees, as a profitable joint venture concluded its development operations.

     In August 1999, the Company entered into an agreement which provides for the Company to purchase eight lots and have the option to purchase an additional eighty-nine lots subject to certain takedown requirements. Construction in this desirably located subdivision will be performed under a joint venture agreement whereby Charter and another Albuquerque based builder will market its homes in this subdivision. Charter will serve as the construction manager to each builder's homes to be constructed in this subdivision.

   Fiscal 1998 vs. 1997

     Total revenues for this segment decreased 8% to $13,338,000, while total expenses were comparable between the periods. These factors resulted in a pre-tax loss of $1,034,000 in 1998 as compared to pre-tax earnings of $93,000 in 1997. Included in total expenses for 1998 is a $281,000 impairment recognized on land and construction inventories to reduce these assets to net realizable value.

     Revenues from residential construction by Charter decreased $1,167,000 to $10,124,000 in 1998, a decrease of 10% from 1997. Costs of construction sales and operating costs were 95% and 8% of construction revenues in 1998 compared to 94% and 7% respectively for 1997. Included in these amounts is an inventory impairment of $270,000. The factors collectively resulted in a pre-tax loss of $1,216,000 in 1998 as compared to a pre-tax loss of $591,000 in 1997.

     Revenues from commercial construction decreased $26,000 to $1,724,000 in 1998, a decrease of 1% from 1997. Despite the nominal decline in revenues, gross profits from commercial construction decreased $165,000 or 44% from 1997. This decrease in gross profit and a $47,000 increase in operating expenses to $285,000 resulted in a pre-tax loss of $66,000 compared to pre- tax earnings of $142,000 in 1997. The expansion of Amity's offices and the addition of personnel, have contributed to increased operating costs, as well increasing job costs. It is expected, management will ultimately manage this growth period and return to profitability.

     Equity earnings from investees in land development joint ventures decreased $295,000 to $163,000 in 1998, a decrease of 64% over 1997. This decrease is primarily the result of the Company acquiring its partner's interests in two joint ventures which are now accounted for as wholly-owned subsidiaries. The Company is not currently a joint venture partner in any development projects with significant inventory. Most of the lot inventory held by the Company is wholly owned, therefore, gains on sale of lots to Charter are not recognized until sales are closed. As the backlog of homes are closed, gains on sale of Company owned lots are recognized.

     During 1998, the Company acquired an undeveloped land parcel and completed development of 96 home building lots in Los Lunas, New Mexico, a community, approximately 15 miles south of Albuquerque. This development is not subject to a joint venture agreement, and all building lots are currently reserved for Charter. This subdivision is targeted for entry level housing with prices ranging $90,00 to $120,000.


Financial Services Segment:

The financial services segment consists of operations of the parent company, Great American Equity Corporation (GAEC) and PHS, Inc.

In addition to financial services performed directly by the Company, operations also include the Company's share of earnings from various equity method investees who perform financial services. Such investees include a 50% equity interest in PHS Mortgage Company and an approximately 11% interest in MI Acquisition Corporation.

   Fiscal 1999 vs. 1998

     The financial services segment, which includes certain unallocated operating expenses of the parent company, realized a pre-tax profit of $111,000 in 1999 as compared to a pre-tax profit of $205,000 in 1998. The decrease is primarily attributable to the $334,000 gain recognized on the sale of First American Title, an equity method investee, in the 1998 period for which there was no comparable activity in 1999, as offset by a $198,000 reduction in operating expenses in 1999. Other significant items affecting operating results are as follows.

     Net equity earnings recognized by PHS, Inc. from its interest in PHS Mortgage Company totaled $353,000 for the 1999 period, as compared to $317,000 in 1998. This increase is the result of continued growth in the operations of this venture within the Albuquerque market as well as its recent expansion into the Phoenix market.

     The Company recognized equity earnings of $140,000 for the 1999 period as compared to $13,000 in 1998 for its investment in MI Acquisition Corporation. This increase in earnings of $127,000 is primarily attributable to the closing of more investment banking deals in 1999.

     Earnings from GAEC were comparable between the periods, $34,000 in 1999 as compared to $46,000 in 1998. While earnings were comparable, revenues decreased by $115,000 and expenses decreased $104,000. These decreases are the result of a reduction in financing activities performed by this subsidiary as a result of an increase in working capital being utilized by the real estate brokerage and construction operations. Management does not anticipate any significant increase in the amount of financing activities performed by this subsidiary in the near term.

   Fiscal 1998 vs. 1997

     This segment generated pre-tax earnings of $205,000 in 1998 as compared to $772,000 in 1997. This decrease in earnings is the result of a decrease in total revenues of $225,000 to $1,693,000 in 1998 and an increase in unallocated general and administrative expenses of $299,000. Depreciation and interest expense incurred in this segment were comparable between the periods.

     Equity earnings from investees consisted primarily of $317,000 from PHS Mortgage Company, as compared to $249,000 in 1997. This increase is the result of expanding operations to the Arizona market. The Company's investment in MI provided $13,000 in equity earnings in 1998, as compared to $30,000 in 1997.

     This segment experienced a gain of $334,000 in 1998 on the sale of First American Title Company of New Mexico, a publicly held corporation which the Company sold its 20% equity interest for $500,000 in November 1997.

     Interest and loan fees generated by GAEC decreased $357,000 to $172,000 in 1998. Increased capital requirements to support the Company's residential brokerage and home building activities restricted the capital availability required to maintain the GAEC lending program, therefore revenue and operating profits experienced a sharp decline.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity consists primarily of cash, trade accounts receivable, inventories and construction advances collateralized by inventory. Future cash needs will be financed primarily by cash flows from operations, future advances under construction loans and if needed, other financing arrangements, which may be available to the Company. The Company does not have any material commitments for capital expenditures for fiscal 2000.

The Company's current projection of future cash requirements, may be affected in the future by numerous factors, including changes in customer receipts, consumer industry trends, sales volume, operating cost fluctuations, acquisitions of existing businesses and unplanned capital spending. Management believes that cash flow from operations, current reserves of cash and cash equivalents and credit facilities in place will sustain the Company's operations and anticipated growth for the ensuing twelve months.


Year 2000 Issues
----------------

The Company has been notified by its principal vendors of its operating computer programs, that they are deemed Year 2000 compliant. The Company has completed its systematic program of testing its computer hardware and related software programs to detect and correct any Year 2000 deficiencies.

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

While some of the Company's business relations have provided assurance they are addressing Year 2000 issues, the Company cannot guarantee such businesses will address and resolve these issues in a timely manner.

The Company does not believe there will be any significant future costs incurred with respect to its own computer software and hardware since its vendors have deemed them Year 2000 compliant. As a result of the Company primarily using internal information technology personnel to carry out its Year 2000 readiness plan, total costs incurred to address this issue, including personnel and equipment costs, were limited to less than $35,000.


Impact of Inflation
-------------------

The Company's business is significantly affected by general economic conditions, particularly by inflation and its generally associated adverse effect on interest rates. Although inflation rates have been low in recent years, any rise in inflation would likely affect the Company's revenues and earnings power by reducing demand for new and resale homes as a result of correspondingly higher interest rates.

Forward Looking Statements
--------------------------

Investors are cautioned that certain statements contained in this document are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Statements which are predictive in nature, which depend upon or refer to future events or conditions constitute forward-looking statements. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, assumptions, and economic and market conditions in the real estate industry, among other things.

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements made by the Company or Company management due to a number of factors. Important factors that could cause such differences include but are not limited to, changes in general economic conditions either nationally or in regions in where the Company operates or may commence operations, employment growth or unemployment rates, availability and costs of land and homebuilding materials, labor costs, interest rates, prevailing rates for sales associate commission structures, industry competition, regulatory developments, and the success of the Company and its suppliers in identifying and addressing operating systems and programs that are not year 2000 ready.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has no material market risk associated with interest rates, foreign currency exchange rates or commodity prices.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.










              Report of Independent Certified Public Accountants



Shareholders
Realco, Inc.

We have audited the accompanying consolidated balance sheets of Realco, Inc. and Subsidiaries, as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Realco, Inc. and Subsidiaries, as of September 30, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




GRANT THORNTON LLP

Oklahoma City, Oklahoma
November 12, 1999

                          REALCO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  September 30,

                             (Dollars in thousands)
                                                        1999         1998
                                                      --------     --------
ASSETS
  Cash and cash equivalents                           $  3,688     $  3,788
  Restricted cash                                          367          170
  Accounts and notes receivable, net                     1,899        2,278
  Cost and estimated earnings in excess of
    billings on uncompleted contracts                      482           -
  Inventories                                           14,932       16,760
  Property and equipment, net                            1,935          928
  Investments - equity method                            1,744        1,807
  Deferred income taxes                                    117          301
  Costs in excess of net assets acquired, net            1,605        1,276
  Other assets                                           1,043        1,060
                                                      --------     --------
                                                      $ 27,812     $ 28,368
                                                      ========     ========
LIABILITIES
  Notes payable                                       $  5,214     $  6,472
  Lease obligations                                        743           77
  Construction advances and notes payable,
    collateralized by inventories                        6,797        9,094
  Accounts payable and accrued liabilities               4,293        2,584
  Escrow funds held for others                             367          170
                                                      --------     --------
      Total liabilities                                 17,414       18,397

STOCKHOLDERS' EQUITY
  Preferred  stock  -  authorized,   500,000   shares  Series  A  -  issued  and
    outstanding, 79,969
      and 82,569 shares in 1999 and 1998,
      respectively, stated at liquidation value            799          826
    Series B - issued and outstanding, 212,859
      shares, stated at liquidation value                2,129        2,129
    Series D - issued and outstanding, 23,919
      shares in 1998, stated at liquidation value           -           239
  Common stock - no par value; authorized,
    6,000,000 shares; issued, 2,894,038 and
    2,845,000 shares in 1999 and 1998, respectively      7,909        7,712
  Retained deficit                                        (408)        (684)
  Accumulated other comprehensive income                    -           (27)
                                                       -------      -------
                                                        10,429       10,195
    Less 11,000 and 78,000 shares common
      stock held in treasury in 1999 and
      1998, respectively - at cost                          31          224
                                                      --------     --------
                                                        10,398        9,971
                                                      --------     --------
                                                      $ 27,812     $ 28,368
                                                      ========     ========
                             See accompanying notes.

                          REALCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years ended September 30,

              (Dollars in thousands, except per share amounts)

                                                 1999       1998       1997
                                               --------   --------   --------
REVENUES
  Brokerage commissions and fees               $ 25,625   $ 21,984   $ 14,487
  Construction sales                             20,340     11,848     13,041
  Sales of developed lots                         2,363      1,272      1,154
  Equity in net earnings of investees               545        506        789
  Interest and other                                911        785      1,080
                                               --------   --------   --------
                                                 49,784     36,395     30,551
COSTS AND EXPENSES
  Cost of brokerage revenue                      18,615     16,254     10,275
  Cost of construction sales                     18,287     10,953     11,608
  Cost of developed lots sold                     1,746      1,345      1,073
  Selling, general, administrative,
    and other                                     9,101      8,126      5,880
  Depreciation and amortization                     601        522        502
  Interest                                          998        711        684
                                               --------   --------   --------
                                                 49,348     37,911     30,022
                                               --------   --------   --------

    Earnings (loss) before income taxes             436     (1,516)       529

INCOME TAX EXPENSE (BENEFIT)                        160       (336)       199
                                               --------   --------   --------
    NET EARNINGS (LOSS)                             276     (1,180)       330

PREFERRED STOCK DIVIDEND REQUIREMENT                (4)        120        121
                                               --------   --------   --------
    NET EARNINGS (LOSS) APPLICABLE
      TO COMMON SHARES                         $    280   $ (1,300)  $    209
                                               ========   ========   ========
BASIC AND DILUTED EARNINGS (LOSS)
  PER COMMON SHARE
    Net earnings (loss) per common
      share before preferred stock
      dividend requirement                     $    .10   $   (.42)  $    .12
                                               ========   ========   ========
    Net earnings (loss) per common
      share after preferred stock
      dividend requirement                     $    .10   $   (.47)  $    .07
                                               ========   ========   ========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                         2,774,609  2,777,452  2,829,837
                                              =========  =========  =========

                             See accompanying notes.

                          REALCO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  Years ended September 30, 1999, 1998 AND 1997

                             (Dollars in thousands)

                               Series A Series B Series D preferred preferred preferred stock 6 % stock 3% stock 3% Common
                              cumulative  cumulative  cumulative   stock
                              ----------  ----------  ----------  --------

Balance at October 1, 1996    $      826  $    2,179  $      243  $  7,712

Retirement of Series B
  preferred stock                     -          (50)         -         -
Retirement of Series D
  preferred stock                     -           -           (4)       -
Purchase of common stock
  for treasury                        -           -           -         -
Comprehensive income
  Net earnings                        -           -           -         -
  Other comprehensive
    income (loss)
    Unrealized gain (loss)
      on investments, net             -           -           -         -

Comprehensive income                  -           -           -         -
                              ----------  ----------  ----------  --------

Balance at September 30, 1997        826       2,129         239     7,712

Purchase of common stock
  for treasury                        -           -           -         -
Comprehensive loss
  Net loss                            -           -           -         -
  Other comprehensive
    income (loss)
    Unrealized gain (loss)
      on investments, net             -           -           -         -

Comprehensive income                  -           -           -         -
                              ----------  ----------  ----------  --------

Balance at September 30, 1998        826       2,129         239     7,712

Redemption of Series A
  preferred stock                    (27)         -           -         -
Conversion of Series D
  preferred stock                     -           -         (239)      239
Issuance of treasury stock
  in acquisition                      -           -           -        (42)
Comprehensive income
  Net earnings                        -           -           -         -
  Other comprehensive
    income (loss)
    Unrealized gain (loss)
      on investments, net             -           -           -         -

Comprehensive income                  -           -           -         -

                              ----------  ----------  ----------  --------

Balance at September 30, 1999 $      799  $    2,129  $       -   $  7,909
                              ==========  ==========  ==========  ========

                          REALCO, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - CONTINUED
               Years ended September 30, 1999, 1998 AND 1997

                             (Dollars in thousands)


                                                      Accumulated
                               Retained                 Other
                               earnings    Treasury  Comprehensive
                               (deficit)    stock    Income (Loss)    Total
                              ----------  ---------  -------------  --------

Balance at October 1, 1996    $      166  $      -    $          7  $ 11,133

Retirement of Series B
  preferred stock                     -          -              -        (50)
Retirement of Series D
  preferred stock                     -          -              -         (4)
Purchase of common stock
  for treasury
Comprehensive income                  -          (93)           -        (93)
  Net earnings                       330          -             -        330
  Other comprehensive
    income (loss)
    Unrealized gain (loss)
      on investments, net             -          -              11        11
                                                                    --------
  Comprehensive income                                                   341
                                --------   --------       --------- --------

Balance at September 30, 1997        496        (93)            18    11,327

Purchase of common stock
  for treasury                        -        (131)            -       (131)
Comprehensive loss
  Net loss                       (1,180)         -              -     (1,180)
  Other comprehensive
    income (loss)
    Unrealized gain (loss)
      on investments, net             -          -           (45)        (45)
                                                                    --------
  Comprehensive loss                                                  (1,225)
                                --------   ---------      --------- --------

Balance at September 30, 1998       (684)      (224)           (27)    9,971

Redemption of Series A
  preferred stock                     -          -              -        (27)
Conversion of Series D
  preferred stock                     -          -              -         -
Issuance of treasury stock
  in acquisition                      -         193             -        151
Comprehensive income
  Net earnings                       276         -              -        276
  Other comprehensive
    income (loss)
    Unrealized gain (loss)
      on investments, net             -          -              27        27
                                                                    --------
Comprehensive Income                  -          -              -        303
                              ----------  ---------  -------------  --------
Balance at September 30, 1999 $     (408) $     (31) $          -   $ 10,398
                              ==========  =========  =============  ========

                             See accompanying notes.

                          REALCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years ended September 30,

                             (Dollars in thousands)

                                                 1999       1998       1997
                                              --------   --------   --------
Cash flows from operating activities

Net earnings (loss)                           $    276   $ (1,180) $     330

Adjustments to reconcile net earnings
  (loss) to net cash provided by
  (used in) operating activities
    Depreciation and amortization                  601        522        502
    Accretion of discount on notes
      payable                                       49         55         55
    Net distributions in excess of
      earnings (earnings in excess of
      distributions) from investees                126         (7)      (658)
    Gain on sale of equity method investment        -        (334)        -
    Gain on sale of available for sale
      securities                                   (50)       (57)       (47)
    Loss on sale of property and equipment          10         41         -
    Provision for deferred income taxes            167       (328)       167
    Changes in operating assets and
      liabilities (net of businesses
      acquired)
        (Increase) decrease in restricted
          cash                                    (197)       233         86
        Decrease (increase) in accounts
          receivable                               137        242       (384)
        Decrease (increase) in inventories       1,828     (3,181)       323
        (Increase) decrease in net billings
          related to costs and estimated
          earnings on uncompleted contracts       (406)       128        180
        (Increase) decrease in other assets       (192)       240       (274)
        Increase in accounts payable and
          accrued liabilities                    1,107        292        340
        Increase (decrease) in escrow funds
          held for others                          197       (233)       (86)
                                              --------   --------   --------
          Net cash provided by (used in)
            operating activities                 3,653     (3,567)       534

Cash flows from investing activities
  Purchases of property and equipment             (634)      (317)      (284)
  Proceeds from sale of property and
    equipment                                        5          2         -
  Payments for businesses acquired                (455)      (426)    (1,424)
  Advances on notes receivable                    (578)      (773)      (719)
  Receipts on notes receivable                   1,449        656      1,465
  Proceeds from securities available for sale      906        467        195
  Purchase of securities available for sale       (688)      (504)       (90)
  Purchase of equity method investments            (63)        -      (1,046)
  Proceeds from sale of equity method
    investment                                      -         500         -
  Cash acquired in business acquisitions            -         292        252
                                              --------   --------   --------
          Net cash used in investing
            activities                             (58)      (103)    (1,651)

Cash flows from financing activities
  Construction advances and notes, net          (2,297)     3,955        587
  Proceeds from borrowing under revolving
    and long-term debt                              20         -         500
  Payments on revolving, capital lease, and
    long-term debt                              (1,391)      (608)      (116)
  Purchase of treasury stock                        -        (131)       (93)
  Redemption of preferred stock                    (27)        -          -
                                              --------   --------   --------
          Net cash provided by (used in)
            financing activities                (3,695)     3,216        878
                                              --------   --------   --------

NET DECREASE IN CASH AND CASH EQUIVALENTS         (100)      (454)      (239)

Cash and cash equivalents at beginning
  of year                                        3,788      4,242      4,481
                                              --------   --------   --------
Cash and cash equivalents at end of year         3,688   $  3,788      4,242
                                              ========   ========   ========

Cash paid (received) during the year for:
-----------------------------------------

    Income taxes                              $     -    $   (184)  $     88
    Interest                                     1,002        711        684

Noncash financing and investing activities:
-------------------------------------------

In 1999, the Company purchased the net assets and business of TI Construction, Inc. through the issuance of 67,000 shares of Company common stock held in treasury. In connection with the acquisition, liabilities were assumed as follows:

    Fair value of assets acquired                        $    753
    Stock issued                                             (151)
                                                         --------
    Liabilities assumed                                       602
                                                         ========

In 1999 and 1998, capital lease obligations of $731 and $47, respectively, were incurred when the Company entered into leases for office furniture and equipment.

In 1998, the Company acquired all the common stock of Cliff Winn, Inc. Realtors for $426. In conjunction with the acquisition, liabilities were assumed as follows:

    Fair value of assets acquired,
      including cash of $292                             $    457
    Cash paid                                                (426)
                                                         --------
    Liabilities assumed                                  $     31
                                                         ========

In 1997, the Company acquired all the common stock of Mull Realty Company for $1,159. In connection with the acquisition, liabilities were assumed as follows:

    Fair value of assets acquired,
      including cash of $206                             $  1,282
    Cash paid                                                (359)
    Issuance of note payable                                 (800)
                                                         --------
    Liabilities assumed                                  $    123
                                                         ========

In 1997, the Company purchase the net assets and business of First Commercial Real Estate Services, Inc. for $265. In conjunction with the acquisition, liabilities were assumed as follows:

    Fair value of assets acquired                        $    269
    Cash paid                                                (265)
                                                         --------
    Liabilities assumed                                  $      4
                                                         ========

In 1997, the Company purchase the remaining 50% partnership interest in Village Joint Venture and Stonehenge at High Resort Joint Venture for $800. In conjunction with the acquisition, liabilities were assumed as follows:

    Fair value of assets acquired,
      including cash of $46                              $  3,697
    Cash paid                                                (800)
    Previous equity basis investment                         (619)
                                                         --------
    Liabilities assumed                                  $  2,278
                                                         ========

In 1997, the Company exchanged a $50 note receivable for 5,000 shares of Series B preferred stock and $4 of furniture and fixtures for 378 shares of Series D preferred stock.



                             See accompanying notes.

                          REALCO, INC. AND SIBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 1999, 1998 and 1997

              (Dollars in thousands, except per share amounts)


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Realco, Inc., a New Mexico corporation, and Subsidiaries (the "Company") has operations which include real estate brokerage sales through a franchise from Prudential Real Estate Affiliates, Inc.; single-family home construction; land development; and, to a lesser extent, commercial construction and financial services. Its operations and customers are primarily in the vicinity of Albuquerque, New Mexico except for certain real estate brokerage and financial services operations and customers in Phoenix, Arizona.

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

Assets acquired under capital leases are recorded at the lower of fair market value or the present value of future minimum lease payments. These leases are amortized on the straight-line method over the primary lease term or over estimated economic lives in the event ownership of the underlying assets transfers at the end of the lease term.

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

8.  Earnings (Loss) Per Common Share

Earnings (loss) per common share is calculated based on the weighted average number of shares outstanding during the year pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which was adopted during the year ended September 30, 1998. Because the conversion prices for convertible debentures, warrants, and options are greater than the average market price for the periods presented, the assumed conversion of such securities are antidilutive. The adoption of this standard did not require restatement of 1997 net earnings per common share.

9.  Investments

Investments in affiliated companies and joint ventures owned 20% to 50% or which the Company is able to exercise significant influence over operations are accounted for on the equity method. Accordingly, the consolidated statements of operations include the Company's share of the affiliated entities' net earnings.

10.  Intangible Assets

Costs in excess of net assets of businesses acquired are being amortized using the straight-line method over fifteen or twenty years. Accumulated amortization of costs in excess of net assets of businesses acquired was $299 and $177 at September 30, 1999 and 1998, respectively.

The Company assesses the recoverability of costs in excess of net assets of businesses acquired by determining whether the amortization of the asset balance over its remaining life can be recovered through the undiscounted future operating cash flows of the acquired operation. The amount of the impairment, if any, is measured based on projected discounted future operating cash flows.

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

13.  Advertising Costs

The Company expenses the cost of advertising the first time advertising takes place. Advertising expense for the fiscal years ended September 30, 1999, 1998 and 1997 was approximately $1,037, $990 and $893, respectively.

14.  Other Comprehensive Income

Accumulated other comprehensive income consists solely of net unrealized investment gains (losses).

Unrealized gain (loss) on investments consists of the following:

                                            1999        1998       1997
                                           --------   --------   --------
  Unrealized gain (loss) on investments
    arising during the period              $     -    $    (27)  $     18
  Less reclassification adjustment for
    gains (losses) included in net
    earnings (loss)                             (27)        18          7
                                           --------   --------   --------

  Unrealized gain (loss) on investments,
    net                                    $     27   $    (45)  $     11
                                           ========   ========   ========

15.  Reclassifications

Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform to the 1999 presentation.

NOTE B - INVENTORIES

During the years ended September 30, 1999, 1998 and 1997, the Company incurred and capitalized approximately $363, $285 and $303 respectively, of interest costs. Capitalized interest costs charged to cost of construction sales were approximately $332, $333 and $343 for the years ended September 30, 1999, 1998 and 1997, respectively.

Inventories consist of the following as of September 30:

                                                        1999       1998
                                                      --------   --------
    Land and improvements under development           $  8,755   $ 10,885
    Construction in progress                             5,206      4,878
    Model homes                                            971        997
                                                      --------   --------

                                                      $ 14,932   $ 16,760
                                                      ========   ========

Construction in progress includes homes under contract of approximately $3,971 and $3,056 at September 30, 1999 and 1998, respectively.

NOTE C - COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

The following is a summary of significant commercial construction contracts accounted for on the percentage-of-completion method as of September 30, 1999. There were no contracts accounted for on the percentage-of-completion method as of September 30, 1998.

    Costs incurred on uncompleted contracts               $    893
    Estimated earnings                                         162
                                                          --------
                                                                           1,055
      Less billings to date                                    573
                                                          --------
    Costs and estimated earnings in excess of
       billings on uncompleted contracts                  $    482
                                                          ========

NOTE D - INVESTMENTS

The following is a summary of investments carried on the equity method as of September 30:

                                                        1999       1998
                                                      --------   --------

    MI Acquisition Corporation, 11%
      stockholder interest                            $  1,245   $  1,043
    PHS Mortgage, 50% stockholder interest                 279        219
    Success Venture                                        105        392
    Other                                                  115        153
                                                      --------   --------
                                                      $  1,744   $  1,807
                                                      ========   ========

In November 1997, the Company sold its 20% stockholder interest in First American Title Company of New Mexico for $500 resulting in a gain of $334.

The Company has participated in certain land development projects under separate joint venture agreements. The Company's liability is joint and several for such joint ventures and its 50% share in the operations is reported on the equity method in the accompanying consolidated financial statements. Effective July 1, 1997, the Company purchased the other 50% interest in Village Joint Venture and Stonehenge at High Resort Joint Venture for a cash payment of $800. This action terminated the joint ventures, and the assets, liabilities, and subsequent results of operations are included in the accompanying consolidated financial statements.

Summarized financial information of certain investments carried on the equity method is as follows:

               As of and for the year ended September 30, 1999
               -----------------------------------------------

                                          MI
                                      Acquisition      PHS        Joint
                                      Corporation    Mortgage    Ventures
                                      -----------  -----------  -----------

    Cash                              $     6,954  $        78  $        39
    Other assets                           62,503          504          171
                                      -----------  -----------  -----------
                                      $    69,457  $       582  $       210
                                      ===========  ===========  ===========

    Liabilities                       $    58,552  $        24   $        -
    Equity                                 10,905          558          210
                                      -----------  -----------  -----------
                                      $    69,457  $       582  $       210
                                      ===========  ===========  ===========

    Revenue earned                    $    34,501  $     1,599  $       110
                                      ===========  ===========  ===========

    Net earnings                      $     1,223   $      767   $       43
                                      ===========  ===========  ===========

               As of and for the year ended September 30, 1998
               -----------------------------------------------

                                          MI
                                      Acquisition      PHS        Joint
                                      Corporation    Mortgage    Ventures
                                      -----------  -----------  -----------

    Cash                              $     1,734  $       359  $       309
    Other assets                           34,385          543          716
                                      -----------  -----------  -----------
                                      $    36,119  $       902  $     1,025
                                      ===========  ===========  ===========

    Liabilities                       $    26,844  $       503  $       229
    Equity                                  9,275          399          796
                                      -----------  -----------  -----------
                                      $    36,119  $       902  $     1,025
                                      ===========  ===========  ===========

    Revenue earned                    $    31,779  $     1,214  $       893
                                      ===========  ===========  ===========

    Net earnings                      $       908  $       635  $       290
                                      ===========  ===========  ===========

                      For the year ended September 30, 1997
                      -------------------------------------

                      First American      MI
                      Title Company   Acquisition      PHS        Joint
                      of New Mexico   Corporation    Mortgage    Ventures
                      --------------  -----------  -----------  -----------


    Revenue earned    $        3,921  $     5,178  $       919  $    12,434
                      ==============  ===========  ===========  ===========

    Net earnings      $          235  $       236  $       498  $       866
                      ==============  ===========  ===========  ===========

NOTE E - ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable include the following at September 30:

                                                        1999       1998
                                                      --------   --------

    Residential construction advances to various builders subordinate to the interest of banks under participation agreements; collateralized by certain real estate and homes under construction, interest due monthly at the banks' prime rate plus 1%, principal due as homes are sold, up to a nine-month term with three-
    month renewals considered                         $    150   $    936

    Notes receivable from various real estate agents; collateralized by computer equipment, payable in monthly installments including interest at 10%, with maturity
    dates through November 2000                             -          26

    Note receivable; collateralized by real estate, interest due monthly at 9%, principal payable as lots are sold or upon
    demand                                                  -         118

    Brokerage commissions and fees receivable              530        715

    Construction sales receivable                          909        152

    Other advances and receivables                         335        356
                                                      --------   --------
                                                         1,924      2,303
      Less allowance for doubtful accounts                  25         25
                                                      --------   --------
                                                      $  1,899   $  2,278
                                                      ========   ========

NOTE F - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30:

                                                        1999       1998
                                                      --------   --------

    Office equipment, furniture, and fixtures         $  2,564   $  1,719
    Leasehold improvements                                 577        150
    Automobiles and equipment                              182        123
                                                      --------   --------
                                                         3,323      1,992
      Less accumulated depreciation and
        amortization                                     1,388      1,064
                                                      --------   --------
                                                      $  1,935   $    928
                                                      ========   ========

NOTE G - DEBT

Debt consisted of the following at September 30:

                                                        1999       1998
                                                      --------   --------

    Subordinated sinking fund notes, $5,750 face amount, 9.5% interest payable annually, principal payable at various dates through December 2003 (less $121 and $170 unamortized discount at September 30, 1999 and 1998, respectively,
    based on imputed interest rate of 10.5%) (A)      $  4,829   $  5,580

    Construction and development advances;
    collateralized by inventories (A)(B)                 3,866      4,939

    Notes payable; collateralized by
    inventories (A)(C)                                   2,931      4,155

    Note payable to Norwest Bank; collateralized by equity investee common stock owned by the Company, due in semi-annual installments of $35,700 plus interest at 1% over the bank's prime rate,
    through July 2004 (A)                                  357        429

    Noninterest-bearing note payable to selling shareholder of Mull Realty Company, Inc., collateralized by the common stock of a Company subsidiary, due in annual installments based upon a factor of earnings with all outstanding principal due
    in April 2001                                           -         362

    Revolving line of credit with Norwest Bank,
    interest payable monthly at 1.5% over the
    bank's prime rate, matured June 1999                    -         100

    Other notes payable                                     28          1
                                                      --------   --------
                                                      $ 12,011   $ 15,566
                                                      ========   ========

(A) Subordinated sinking fund notes and certain construction and development advances and notes payable collateralized by inventory are subject to various covenants, the most restrictive of which include minimum net worth requirements, cash flow coverage requirements, limitations on dividends, and limitations on debt.

(B) Construction and development advances collateralized by inventories include amounts advanced under various interim construction lines of credit, other lending arrangements and buyer financed loans which are payable upon closing. Each project under lines of credit requires a separate construction loan bearing interest at the bank's prime rate plus 1% (9.25% and 9.5% at September 30, 1999 and 1998, respectively). Each home to be built under other lending guidelines requires a separate construction loan at the bank's prime rate plus .5% to 1.5% (prime rate was 8.25% and 8.5% at September 30, 1999 and 1998, respectively).

(C) Notes payable collateralized by inventories include amounts outstanding on loan agreements expiring at various dates through April 2000, with variable interest rates at the banks' prime rates plus .5% to 1.5% (prime rate was 8.25% and 8.5% at September 30, 1999 and 1998, respectively) and fixed interest rates of 9% or 10%, with principal payments due as properties are sold.

Aggregate future maturities of debt are as follows at September 30, 1999:

    Year ending September 30
           2000                                       $  7,677
           2001                                            878
           2002                                            875
           2003                                            880
           2004                                          1,822
                                                      --------
                                                        12,132
    Less amount representing discount on debt              121
                                                      --------
                                                      $ 12,011
                                                      ========

NOTE H - INCOME TAXES

The provision for income taxes consists of the following for the years ended September 30:
                                             1999       1998       1997
                                           --------   --------   --------
    Current                                $     (7)  $     (8)  $     32
    Deferred                                    167       (328)       167
                                           --------   --------   --------
                                           $    160   $   (336)  $    199
                                           ========   ========   ========

The Company's effective income tax rate on continuing operations differed from the federal statutory rate of 34% as follows:
                                             1999       1998       1997
                                           --------   --------   --------

    Income taxes at federal statutory
      rate                                 $    148   $   (515)  $    180
    Increase (decrease) in valuation
      allowance                                (187)       271        (16)
    Nondeductible expenses                       41         38         31
    State income taxes at statutory rate         26        (91)        -
    Adjustment of estimated income tax
      liability of prior year                   127        (49)        -
    Other                                         5         10          4
                                           --------   --------   --------
    Total tax expense                      $    160   $   (336)  $    199
                                           ========   ========   ========

Components of deferred taxes are as follows at September 30:

                                                   1999       1998
                                                 --------   --------

    Assets
      Inventories                                $     72   $    128
      Accrued liabilities                             177        147
      Property and equipment                           -          59
      Investments                                     105        123
      Tax loss carryforward                            32        249
      Valuation allowance                            (108)      (295)
                                                 --------   --------
                                                 $    278   $    411
                                                 ========   ========

    Liabilities
      Investments                                $    134   $    110
      Property and equipment                           27         -
                                                 --------   --------
                                                 $    161   $    110
                                                 ========   ========

The valuation allowance decreased $187 for the year ended September 30, 1999 and increased $271 for the year ended September 30, 1998.

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

At September 30, 1999, the Company has net operating loss carryforwards for tax purposes of approximately $80 which will expire in 2013.

NOTE I - LEASES

The Company leases furniture and equipment under long-term leases with ownership of the furniture and equipment transferred to the Company at the termination of the leases. Property and equipment include leased furniture and equipment with a cost of $778 and $360 and accumulated depreciation of $21 and $237 at September 30, 1999 and 1998, respectively.

Capital lease terms range from three to five years and provide for payments as follows:

    Year ending September 30
           2000                                       $    291
           2001                                            291
           2002                                            267
           2003                                              6
                                                      --------
    Total minimum lease payments                           855
    Amount representing interest                           112
                                                      --------
    Present value of net minimum lease payments       $    743
                                                      ========

The Company leases certain office facilities and equipment used in its operations under operating leases expiring at various dates through 2009 and provide for payments as follows:

    Year ending September 30
           2000                                       $  1,746
           2001                                          1,546
           2002                                          1,491
           2003                                          1,257
           2004                                            924
           Thereafter                                    3,072
                                                      --------
                                                      $ 10,036
                                                      ========

Certain facilities are subleased under leases which expire in 2004. Total future minimum sublease rentals amount to $280 at September 30, 1999.

Rental expense for all operating leases for the years ended September 30 is as follows:

                                             1999       1998       1997
                                           --------   --------   --------

     Minimum rentals                       $  1,200   $    989   $    601
     Sublease rentals                           (67)       (61)        -
                                           --------   --------   --------
                                           $  1,133   $    928   $    601
                                           ========   ========   ========

Certain of these leases relating to rental expense of approximately $137, $117 and $127 for the years ended September 30, 1999, 1998 and 1997, respectively, are with related parties.

NOTE J - BUSINESS COMBINATIONS

The Company acquired TI Construction, Inc. ("TI"), a commercial construction contractor which specializes in constructing veterinary clinics, effective August 1, 1999. This acquisition was made through the issuance of 67,000 shares of Company common stock held in treasury.

The Company acquired Cliff Winn, Inc. Realtors ("Winn Realtors"), a real estate broker, effective February 1, 1998. The acquisition included a cash payment of approximately $426 and future contingent payments of up to $963. As of September 30, 1999, contingent payments of $193 have been made, thereby reducing the future contingent payments to $770. Future contingent payments made, if any, are based on future earnings levels and will result in additional costs in excess of net assets acquired to be amortized over the remaining life of the asset.

The Company acquired Mull Realty Company, Inc. ("Mull Realty"), a real estate broker, effective January 1, 1997. The acquisition included a cash payment of approximately $359, the issuance of a noninterest-bearing note payable for $800, and future contingent payments of up to $1,175. As of September 30, 1999, payments of $800 on the note payable have been made and contingent payments of $56 have been made, thereby reducing the future contingent payments to $1,119. The contingent payments made, if any, are based on future earnings levels and will result in additional costs in excess of the net assets acquired to be amortized over the remaining life of the asset.

Additionally, the Company acquired First Commercial Real Estate Services, Inc. ("First Commercial"), a commercial real estate broker, effective May 1, 1997, for a cash payment of $265.

These business combinations have been accounted for using the purchase method of accounting and the accompanying consolidated financial statements include the operations of these entities subsequent to the date of acquisition. Initial costs in excess of the net assets acquired were approximately $1,092.

The following summarized pro forma unaudited information assumes the acquisition of TI occurred on October 1, 1997 and the acquistions of Winn Realtors, Mull Realty, and First Commercial had occurred on October 1, 1996:

                                                 Years ended September 30,
                                                 -------------------------
                                              1999         1998         1997
                                           ----------   ----------   ----------

    Revenues                               $   54,408   $   42,578   $   37,232
                                           ==========   ==========   ==========
    Net earnings (loss)                    $      291   $   (1,078)  $       (3)
                                           ==========   ==========   ==========
    Earnings (loss) per common share       $      .10   $     (.42)  $     (.04)
                                           ==========   ==========   ==========

NOTE K - SEGMENT INFORMATION

The Company operates in the following segments: residential construction, real estate broker, commercial construction, and financial services. Information concerning the Company's business segments as of and for the years ended September 30 is as follows:

                                             1999       1998       1997
                                           --------   --------   --------

    Revenues
      Residential construction and
        and Land Development                $19,515   $ 11,396   $ 12,445
      Real estate broker
        Sales to unaffiliated customers      25,625     21,983     14,487
        Intersegment sales                       -         368        405
      Financial services                        677        838        877
      Commercial construction                 3,188      1,724      1,750
      Interest and other
        Sales to unaffiliated customers         779        453        992
        Intersegment sales                      646        723        767
         Eliminations                          (646)    (1,090)    (1,172)
                                           --------   --------   --------

            Total                          $ 49,784   $ 36,395   $ 30,551
                                           ========   ========   ========

    Operating profit (loss)
      Residential construction and
        Land Development                   $  1,237   $   (348)  $     22
      Real estate broker                        (56)      (329)       (61)
      Financial services                        147        325        843
      Commercial construction                   (91)       (49)       165
                                           --------   --------   --------

            Total                          $  1,237   $   (401)  $    969
                                           ========   ========   ========

    Assets
      Residential construction
        and land development               $ 16,286   $ 17,693   $ 14,857
      Real estate broker                      4,796      3,920      3,436
      Financial services                      2,139      3,073      3,166
      Commercial construction                 1,913        575        767
                                           --------   --------   --------

        Identifiable assets                  25,134     25,261     22,226

      Equity investments                        220        544        566
      Corporate assets                          853        828        969
      Other assets                            1,605      1,735      2,593
                                           --------   --------   --------

             Total                         $ 27,812   $ 28,368   $ 26,354
                                           ========   ========   ========

    Depreciation and amortization
      Residential construction and
       Land Development                    $    127   $    123   $    104
      Real estate broker                        339        256        249
      Commercial construction                    22         18         23
      Other                                     113        125        126
                                           --------   --------   --------

             Total                         $    601   $    522   $    502
                                           ========   ========   ========

    Capital expenditures
      Residential construction and
       Land Development                    $     90   $    147   $    188
      Real estate broker                        485        147         80
      Commercial construction                    17         17          9
      Other                                      42          6          7
                                           --------   --------   --------

             Total                         $    634   $    317   $    284
                                           ========   ========   ========

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

NOTE M - PREFERRED STOCK AND WARRANTS

Series A voting preferred stock is entitled to dividends when declared and paid at a 6% cumulative rate payable annually starting January 31, 1996 and payable each January 31 thereafter. Series B voting preferred stock is entitled to dividends when declared and paid at a 3% cumulative rate payable annually starting January 31, 1996 and payable each January 31 thereafter. At September 30, 1999, preferred stock dividends in arrears for Series A were $173 or $2.17 per share ($127 or $1.54 per share for 1998) and Series B were $292 or $1.37 per share ($228 or $1.07 per share for 1998). Each series of preferred stock have a liquidation preference of $10 per share, plus all accumulated but unpaid dividends. Each Series A preferred share is convertible into common shares at $7 per common share on the basis of $10 per preferred share. The Series B preferred stock is convertible under the same terms; however, the preferred stock value is $11.11 per share.

In 1999, 2,600 shares of the outstanding shares of Series A voting preferred stock were redeemed based upon the $10 per share liquidation value and 23,919 shares of Series D voting preferred stock were converted into 47,838 shares of common stock.

To induce conversion, the Series D preferred stock was converted at a rate of $5 per common share insted of $7 per common share in the original conversion terms. The excess carrying value of the Series D preferred stock over the fair value of the common stock given and the value of additional common stock issued to induce conversion was approximately $116 which is reflected as a negative return in the Preferred Stock Dividend Requirement in the Consolidated Statements of Operations.


During 1997, the Company amended its articles of incorporation to convert the previously authorized 80,000 shares of Series C preferred stock to a series of preferred shares which are unclassified as to rights or preferences. Additionally, this amendment provides for all shares of Series A, Series B, and Series D preferred shares which are reacquired by the Company to be converted to a series of preferred stock which is unclassified as to rights or preferences. As a result of these amendments, the Company has 207,172 preferred shares authorized which are unclassified as to rights and preferences. Such shares will be fixed with respect to rights and preferences by the Board of the Company upon issuance.


As a result of its past public offering of certain debt and equity securities, 690,000 warrants to purchase Company common stock at $8.40 per share were issued. These warrants became immediately exercisable upon closing of the offering and expire February 1, 2001. All warrants remain outstanding at September 30, 1999.


NOTE N - STOCK OPTIONS

The Company adopted an employee incentive stock plan for certain key employees during the year ended September 30, 1997. Options currently outstanding under the plan become exercisable one year from the date of the grant and expire five years after the date of the grant. These options are exercisable at not less than the market value of the Company's stock on the date of the grant. Accordingly, no compensation cost has been recognized for these options. Had compensation cost for these options been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net earnings (loss) and earnings (loss) per common share would have been the pro forma amounts indicated below for the years ended September 30:

                                             1999       1998       1997
                                           --------   --------   --------
     Net earnings (loss) applicable
       to common shares
         As reported                       $    280   $ (1,300)  $    209
         Pro forma                              202     (1,386)       193

     Earnings (loss) per share
       As reported                         $    .10   $   (.47)  $    .07
       Pro forma                                .07       (.50)       .07

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted- average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield was estimated to remain at zero for all years; expected volatility of 58% for 1999 and 54% for 1998 and 1997; risk-free interest rates of 5.5%, 6% and 5.9%, respectively; and an expected life of one year for all years.

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

A summary of the status of the Company's fixed stock options as of September 30 and changes during the years then ended is presented below:


                              1999              1998              1997
                      -----------------   ----------------   ----------------
                              Weighted            Weighted           Weighted
                      Number   average    Number   average   Number   average
                        of    exercise      of    exercise     of    exercise
                      shares    price     shares    price    shares    price
                      ------- ---------   ------- --------   ------- --------

Outstanding at
  beginning of year   100,000  $   3.38    35,000  $   3.30       -  $     -
Granted               105,000      3.06    90,000      3.42   35,000     3.30
Forfeited             (10,000)     3.38   (25,000)     3.42       -        -
                      -------            --------            -------
Outstanding at
  end of year         195,000  $   3.21   100,000  $   3.38   35,000  $  3.30
                      =======            ========            =======

Options exercisable
  at year end         120,000  $   3.27

Weighted-average fair
  value of options
  granted during the
  year                         $   1.18            $   1.09           $   .46

The following information applies to options outstanding at September 30, 1999:

Number outstanding                                195,000
Range of exercise prices                          $2.85 to $3.45
Weighted average exercise price                   $3.21
Weighted average remaining contractual life       4 years

The Company records proceeds from the exercise of stock options, net of income tax effects, if any, as additions to common stock.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

1.  Cash,  Cash   Equivalents,   and  Restricted  Cash  -  The  carrying  amount
approximates fair value because of the short maturity and highly liquid nature of those instruments.

2. Fixed Rate Notes Receivable - The discounted amount of future cash flows using the current rates at which similar loans would be made to borrowers is used to estimate fair value.

3. Floating Rate Notes Receivable - The carrying amount approximates fair value because interest rates adjust to market rates.

4. Fixed Rate Debt - The discounted amount of future cash flows using the Company's current incremental rate of borrowing for similar liabilities is used to estimate fair value.

5. Floating Rate Debt - The carrying amount approximates fair value because interest rates adjust to market rates.

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                        1999                   1998
                                   --------------------  --------------------
                                    Carrying  Estimated   Carrying  Estimated
                                    amount   fair value   amount   fair value
                                   --------  ----------  --------  ----------
  Financial assets
    Cash, cash equivalents, and
      restricted cash              $  4,055  $    4,055  $  3,958  $   3,958
    Fixed rate notes receivable          -           -        144        144
    Floating rate notes receivable      144         144       936        936
  Financial liabilities
    Fixed rate debt                  (5,605)     (5,602)   (6,776)    (6,727)
    Floating rate debt               (6,407)     (6,407)   (8,428)    (8,428)
  Financial liabilities for which
    it is not practicable to estimate
    fair value
      Notes payable                       -           -      (362)        -

It was not practicable to estimate the fair value of a noninterest-bearing note payable which does not have fixed repayment terms.

NOTE P - NON-RECURRING ITEMS

During the fourth quarter of fiscal 1998, the Company committed to close four real estate brokerage branch offices and re-establish those offices in a single, strategically located facility. As a result of this commitment, the Company incurred charges of $273 related to lease abandonments. Additionally, during this quarter, the Company determined valuation allowances of $505 were required on certain inventories, receivables, and other assets. The aggregate effect of these items was to increase the loss for the fourth quarter of fiscal 1998 by $606 or $.22 per share.

During 1999, the Company's relocation to the new facility was delayed. Of the $273 initial charge relating to lease abandonments, $235 remain as an accured liability which represents the anticipated present value of future obligations for abandoned facilities.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEMS 10, 11, 12 and 13:

Information required by Part III (Items 10, 11, 12 and 13) of this Form 10-K is incorporated by reference from the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K.



                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of this report:

     (1) The financial  statements  filed as part of this report are included in
         Item 8.

     (2) The financial statement schedule required to be filed as part of this report consists of Schedule II Valuation and Qualifying Accounts appearing at the end of this Item.

     (3) The following exhibits are filed as part of this report:

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
-------  ----------------------

 3.1 * Articles of Incorporation dated April 8, 1983.

 3.2     * Articles of  Amendment to Articles of  Incorporation  dated March 20,
         1995.

 3.3 * Articles of Amendment to Articles of Incorporation dated July 28, 1995.

 3.4 *   Bylaws as amended.

10.1 * The Prudential Real Estate Affiliates, Inc. Franchise Agreement with the Registrant, as amended.

10.2 1997 Employee Incentive Stock Option Plan, incorporated herein by reference to the Registrant's Form 10-QSB filed on May 15, 1997.

21 Subsidiares of the Registrant, incorporated herein by reference to the Registrant's Form 10-KSB filed on January 14, 1999.

27       Financial Data Schedule (filed herewith).


* Filed as an exhibit to the Registrant's Registration Statement under the Securities Act of 1933, as amended on Form SB-2 (Registration Statement No. 33-98740-D), and incorporated herein by reference.



(b) Reports on Form 8-K:

     The Registrant filed reports on Form 8-K and Form 8-K/A, dated August 15, 1999 during the quarter ended September 30, 1999 reporting matters under
     Item 5, Other Events.

(c) The exhibits listed under Item 14(a)(3) are filed herewith or incorporated by reference.

(d) Financial statement schedules:

     (1) The financial statements of MI Acuisition Corporation and PHS Mortgage Company, which are subsidiaries not consolidated and fifty percent of less owned, will be filed by amendment within ninety days after the end of such subsidiaries fiscal year end.

     (2) The financial statement schedule listed under Item 14(a)(3) is filed herewith.


Schedule II - Valuation and Qualifying Accounts:

                                         (Dollars in thousands)

                            Balance at
                            beginning   Charged to                Balance at
                             of year      expense    Deductions   end of year
                           -----------  -----------  -----------  -----------

Year ended September 30,1999

Allowance for doubtful
  accounts                    $     25     $     54     $     54     $     25
Home construction
  warranty reserve                 132          166           90          208
Home construction
  inventory impairment             270           -            90          180
Reserve for abandonment
  of leaseholds                    273           -            38          235


Year ended September 30,1998

Allowance for doubtful
  accounts                    $     76     $      9     $     60     $     25
Home construction
  warranty reserve                 123          108           99          132
Home construction
  inventory impairment               -          270            -          270
Reserve for abandonment
  of leaseholds                      -          273            -          273


Year ended September 30,1997

Allowance for doubtful
  accounts                    $      -     $     76     $      -     $     76
Home construction
  warranty reserve                 133          129          139          123

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  REALCO, INC.

Date: December 27, 1999           By: /s/ JAMES A. ARIAS
                                     ----------------------------------
                                     James A. Arias, President,
                                       Chief Executive Officer, and
                                       Chairman of the Board of Directors


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                       Title                    Date
------------------------   ----------------------------  -----------------

/s/ JAMES A. ARIAS         President, Chief Executive    December 27, 1999
-----------------------      Officer and Chairman
    James A. Arias         (Principal Executive Officer)


/s/ CHRIS A. BRUEHL        Senior Vice President and     December 27, 1999
-----------------------      Chief Financial Officer
    Chris A. Bruehl        (Principal Financial and
                               Accounting Officer)


/s/ BILL E. HOOTEN         Executive Vice President      December 27, 1999
-----------------------      and Director
    Bill E. Hooten


/s/ ARTHUR A. SCHWARTZ     Director                      December 27, 1999
-----------------------
    Arthur A. Schwartz


/s/ MARSHALL BLUMENFELD    Director                      December 27, 1999
-----------------------
    Marshall Blumenfeld


/s/ NOEL ZELLER            Director                      December 27, 1999
-----------------------
    Noel Zeller


/s/ MARTIN S. ORLAND       Director                      December 27, 1999
-----------------------
    Martin S. Orland