Form 10-K/A
period 1999-09-30
REALCO INC /NM/
filed 2000-01-31
CIK 82409

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                   FORM 10-K/A

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

The Company is also in the business of acquiring raw land for the purpose of subdividing and developing into residential homesites. Such activities are performed by Realco Land Development Division, an unincorporated division of the Company, in the Albuquerque metropolitan area. The homesites developed by this division are used internally by Charter as well as sold to third-parties.

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

GAEC's lending activities include residential construction lending and homesite acquisition and development lending. Construction lending is performed under participation agreements with two banks in Albuquerque. These participation agreements generally provide for GAEC to provide the first 25% of all funding commitments and the banks to provide the remaining 75% of the loan commitment, as well as administrating these loans. GAEC has also entered into land acquisition and residential subdivision loan participation agreements with banks in New Mexico and Arizona. Typically, the Company provides from 25% to 40% of the funding commitments for this activity through further participation to certain high net worth private investors, which is subordinate to the bank position. The Company is generally required to guarantee the entire balance financed by the banks, while no guarantees are provided to the private investors. As consideration for the additional risk assumed by the private investors, they typically receive profit participation payments in addition to return of principal and interest.

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

Results of Operations
---------------------

Based upon the various lines of business in which the Company is engaged, it has defined thefollowing operating segments for purposes of financial accounting and reporting: Real Estate Brokerage Segment, Construction and Land Development Segment, and Financial Services Segment.

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

Management continues to attempt to implement changes in the Albuquerque market to increase market share, reduce agent commission splits and reduce operating expenses. In 1998, management committed to a plan to consolidate four sales offices in the Albuquerque market into a single, newly constructed, modern facility. As a result of this plan, a restructuring charge of $273,000 associated with lease abandonment expenses was accrued in fiscal 1998. Of the $273,000 initial restructuring charge, $235,000 remains as an accrued liability at September 30, 1999 for expected tenant improvements, vacancies and shortfalls on sublease revenues on the abandoned properties.

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

   Fiscal 1999 vs. 1998

     Total brokerage commissions and fees for this segment increased $3,274,000 or 15%, to $25,625,000 in 1999. This increase is primarily attributable to additional revenues of $2,722,000 generated by PPP-AZ and $494,000 generated by First Commercial. PPP-AZ generated these additional revenues through $820,000 of internal growth and $1,902,000 as a result of Winn Realtors contributing twelve months of operations in 1999, as opposed to eight months in 1998; while First Commercial's increase was attributable entirely to internal growth. This segment experienced a pre-tax loss of $495,000 for 1999 as compared to a $530,000 loss in 1998. The decrease in the loss is the result of several factors discussed in more detail below.

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

     Revenues from residential construction by Charter decreased $1,167,000 to $10,124,000 in 1998, a decrease of 10% from 1997. Costs of construction sales and operating costs were 95% and 8% of construction revenues in 1998 compared to 94% and 7% respectively for 1997. Included in these amounts is an inventory impairment of $270,000. These factors collectively resulted in a pre-tax loss of $1,216,000 in 1998 as compared to a pre-tax loss of $591,000 in 1997.

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

     During 1998, the Company acquired an undeveloped land parcel and completed development of 96 home building lots in Los Lunas, New Mexico, a community, approximately 15 miles south of Albuquerque. This development is not subject to a joint venture agreement, and all building lots are currently reserved for Charter. This subdivision is targeted for entry level housing with prices ranging from $90,000 to $120,000.


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
                              ==========  ==========  ==========  ========

                          REALCO, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - CONTINUED
               Years ended September 30, 1999, 1998 AND 1997

                             (Dollars in thousands)


                                                      Accumulated
                               Retained                 Other
                               earnings    Treasury  Comprehensive
                               (deficit)    stock    Income (Loss)    Total
                              ----------  ---------  -------------  --------

Balance at October 1, 1996    $      166  $      -    $          7  $ 11,133

Retirement of Series B
  preferred stock                     -          -              -        (50)
Retirement of Series D
  preferred stock                     -          -              -         (4)
Purchase of common stock
  for treasury
Comprehensive income                  -          (93)           -        (93)
  Net earnings                       330          -             -        330
  Other comprehensive
    income (loss)
    Unrealized gain (loss)
      on investments, net             -          -              11        11
                                                                    --------
  Comprehensive income                                                   341
                                --------   --------   ------------- --------

Balance at September 30, 1997        496        (93)            18    11,327

Purchase of common stock
  for treasury                        -        (131)            -       (131)
Comprehensive loss
  Net loss                       (1,180)         -              -     (1,180)
  Other comprehensive
    income (loss)
    Unrealized gain (loss)
      on investments, net             -          -           (45)        (45)
                                                                    --------
  Comprehensive loss                                                  (1,225)
                                --------   ---------  ------------- --------

Balance at September 30, 1998       (684)      (224)           (27)    9,971

Redemption of Series A
  preferred stock                     -          -              -        (27)
Conversion of Series D
  preferred stock                     -          -              -         -
Issuance of treasury stock
  in acquisition                      -         193             -        151
Comprehensive income
  Net earnings                       276         -              -        276
  Other comprehensive
    income (loss)
    Unrealized gain (loss)
      on investments, net             -          -              27        27
                                                                    --------
Comprehensive Income                  -          -              -        303
                              ----------  ---------  -------------  --------

Balance at September 30, 1999 $     (408) $     (31) $          -   $ 10,398
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

In 1999, 2,600 shares of the outstanding shares of Series A voting preferred stock were redeemed based upon the $10 per share liquidation value and 23,919 shares of Series D voting preferred stock were converted into 47,838 shares of common stock. To induce conversion, the Series D preferred stock was converted at a rate of $5 per common share instead of $7 per common share in the original conversion terms. The excess carrying value of the Series D preferred stock over the fair value of the common stock given and the value of additional common stock issued to induce conversion was approximately $116 which is reflected as a negative return in the Preferred Stock Dividend Requirement in the Consolidated Statements of Operations.

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

During 1999, the Company's relocation to the new facility was delayed. Of the $273 initial charge relating to lease abandonments, $235 remains as an accrued liability at September 30, 1999 which represents the anticipated present value of future obligations for abandoned facilities.

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

(d) Financial statement schedules:

     (1) The financial statements of MI Acquisition Corporation and PHS Mortgage Company, which are subsidiaries not consolidated and fifty percent or less owned, are being filed by amendment within ninety days after the end of such subsidiaries fiscal year end.

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


/s/ ARTHUR A. SCHWARTZ     Director                      December 27, 1999
-----------------------
    Arthur A. Schwartz


/s/ MARSHALL BLUMENFELD    Director                      December 27, 1999
-----------------------
    Marshall Blumenfeld


/s/ NOEL ZELLER            Director                      December 27, 1999
-----------------------
    Noel Zeller


/s/ MARTIN S. ORLAND       Director                      December 27, 1999
-----------------------
    Martin S. Orland

Exhibit 21.1


                           MI ACQUISITION CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                            October 31, 1999 and 1998






                 MI ACQUISITION CORPORATION AND SUBSIDIARIES


                                Table of Contents


                                                                            Page

Independent Auditors' Report                                            1

Consolidated Balance Sheets                                             2

Consolidated Statements of Income                                       4

Consolidated Statements of Shareholders' Equity                         5

Consolidated Statements of Cash Flows                                   6

Notes to Consolidated Financial Statements                              7

                          Independent Auditors' Report




The Board of Directors
MI Acquisition Corporation:

We have audited the accompanying consolidated balance sheets of MI Acquisition Corporation and subsidiaries as of October 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MI Acquisition Corporation and subsidiaries as of October 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




KPMG LLP


Minneapolis, Minnesota
December 17, 1999

                  MI ACQUISITION CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                            October 31, 1999 and 1998



                      Assets                            1999         1998
                                                     ----------   ----------

Cash and cash equivalents                          $  1,439,205    2,016,691
Receivables:
  Customers                                           1,390,753    1,114,183
  Brokers, dealers and clearing organizations            27,660       68,617
  Officers' and employees' notes and advances           130,696      128,944
  Notes receivable                                    1,363,139    1,906,634
  Other receivables                                   1,516,116    2,278,984
                                                     ----------   ----------
    Total receivables                                 4,428,364    5,497,362

Securities inventory                                 26,382,956   17,712,874
Loan participation notes held for sale               12,131,039    4,948,907
Office equipment and leasehold improvements,
  at cost, less accumulated depreciation and
  amortization of $5,140,291 in 1999 and
  $4,681,390 in 1998                                  1,512,254    1,291,618
Deferred taxes                                          500,000      548,230
Goodwill, net of amortization                         4,070,289    4,323,473
Other                                                   862,408    1,061,855
                                                     ----------   ----------

    Total assets                                   $ 51,326,515   37,401,010
                                                     ==========   ==========

See accompanying notes to consolidated financial statements.

                  MI ACQUISITION CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                            October 31, 1999 and 1998



        Liabilities and Shareholders' Equity            1999         1998
                                                     ----------   ----------

Demand notes payable                               $ 20,347,870   10,463,755
Accounts payable:
  Customers                                             374,262    1,134,376
  Brokers, dealers and clearing organizations           161,130      883,543
  Operating                                           1,035,395    1,217,506
  Payable to borrowers or participants                6,227,950    1,416,586
                                                     ----------   ----------
    Total accounts payable                            7,798,737    4,652,011

Accrued liabilities                                   4,640,583    4,739,865
Income taxes                                            285,578      140,548
Securities sold, not yet purchased                      302,992       11,501
Term debt                                             6,916,665    8,006,229
                                                     ----------   ----------
    Total liabilities                                40,292,425   28,013,909
                                                     ----------   ----------

Commitments and contingencies (note 8)

Shareholders' equity:
  Common stock, $.01 par value, 90,000,000
    shares authorized; 938,950 issued and
    outstanding in 1999 and 1998, respectively;           9,390        9,390
    preferred stock, $.01 par
    value, 10,000,000 shares authorized; none
    issued and outstanding
  Additional paid-in capital                          8,537,053    8,537,053
  Retained earnings                                   2,487,647    1,340,658
    Less:  Note receivable from
             shareholder (note 10)                           -      (500,000)
                                                     ----------   ----------
    Total shareholders' equity                       11,034,090    9,387,101
                                                     ----------   ----------
    Total liabilities and shareholders' equity     $ 51,326,515   37,401,010
                                                     ==========   ==========

                  MI ACQUISITION CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                      Years ended October 31, 1999 and 1998

                                                        1999         1998
                                                     ----------   ----------

Revenues:
  Securities underwriting and sales                $ 16,617,171   23,821,848
  Loan origination fees                              13,277,792    7,585,732
  Interest income                                     2,774,697    1,957,519
  Other income                                        3,576,086    2,050,089
                                                     ----------   ----------
    Total revenues                                   36,245,746   35,415,188

Expenses:
  Employee compensation:
    Management and underwriting salaries              6,741,204    6,582,929
    Sales commissions                                 5,733,152    5,959,824
    Bonuses and incentive compensation                3,178,843    4,003,277
    Office, clerical and support salaries             2,381,233    2,307,778
    Benefits and other personnel costs                2,515,568    2,129,441
                                                     ----------   ----------
    Total employee compensation                      20,550,000   20,983,249

General and administrative                           11,516,983   10,409,470
Interest expense                                      2,093,274    2,021,719
                                                     ----------   ----------
    Total expenses                                   34,160,257   33,414,438
                                                     ----------   ----------

    Income before income taxes                        2,085,489    2,000,750

Income tax expense                                      938,500      904,400
                                                     ----------   ----------
    Net income                                     $  1,146,989    1,096,350
                                                     ==========   ==========

See accompanying notes to consolidated financial statements.

                  MI ACQUISITION CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity
                          Years ended October 31, 1999



                                                           Additional
                                                Common      paid-in
                                   Shares       stock       capital
                                 ----------   ----------   ----------

Balance, October 31, 1997           875,850  $     8,759    7,906,684

  Stock issued                       73,500          735      734,265
  Stock redeemed                    (10,400)        (104)    (103,896)
  Net income                             -            -            -
                                 ----------   ----------   ----------

Balances, October 31, 1998          938,950        9,390    8,537,053

  Note receivable collected              -            -            -
  Net income                             -            -            -
                                 ----------   ----------   ----------

Balances, October 31, 1999          938,950  $     9,390    8,537,053
                                 ==========   ==========   ==========


                                              Less: Note      Total
                                  Retained    receivable   shareholder's
                                  Earnings     (note 10)      equity
                                 ----------   ----------   -------------

Balance, October 31, 1997       $   244,308          -         8,159,751

  Stock issued                           -     (500,000)         235,000
  Stock redeemed                         -           -          (104,000)
  Net income                      1,096,350          -         1,096,350
                                 ----------   ----------   -------------

Balances, October 31, 1998        1,340,658    (500,000)       9,387,101

  Note receivable collected              -      500,000          500,000
  Net income                      1,146,989          -         1,146,989
                                 ----------   ----------   -------------

Balances, October 31, 1999      $ 2,487,647          -        11,034,090
                                 ==========   ==========   =============

See accompanying notes to consolidated financial statements.

                  MIACQUISITION   CORPORATION  AND   SUBSIDIARIES   Consolidated
                    Statements  of Cash Flows Years  ended  October 31, 1999 and
                    1998


                                                        1999         1998
                                                     ----------   ----------

Operating activities:
  Net income                                       $  1,146,989    1,096,350
  Adjustments to reconcile net income to net
    cash provided (used) for operating
    activities:
      Depreciation                                      613,872      404,742
      Amortization of goodwill                          253,184      248,151
      Receivables                                     1,068,998    4,483,748
      Securities inventory                           (8,670,082)  21,581,008
      Loan participation notes held for sale         (7,182,132)   3,968,234
      Deferred taxes                                     48,230      276,990
      Other assets                                      199,447       96,946
      Accounts payable                                3,146,726    1,743,063
      Accrued liabilities                               (99,282)     306,206
      Income taxes                                      145,030      140,548
      Securities sold, not yet purchased                291,491           -
                                                     ----------   ----------
        Net cash provided (used) for
          operating activities                       (9,037,529)  34,345,986

Investing activities:
  Goodwill adjustments (note 1)                              -       477,283
  Purchase of MSAM                                           -      (813,331)
  Payments for office equipment and leasehold
    improvements, net                                  (834,508)    (862,805)
                                                     ----------   ----------
        Net cash used for investing activities         (834,508)  (1,198,853)

Financing activities:
  Borrowings (repayments) under demand notes
    payable, net                                      9,884,115  (32,079,245)
  Net payments of term debt                          (1,089,564)  (1,713,376)
  Proceeds from note receivable to shareholder          500,000           -
  Stock issued in connection with purchase
    of MSAM                                                  -       235,000
  Payments for stock redeemed                                -      (104,000)
                                                     ----------   ----------
        Net cash provided (used) by
          financing activities                        9,294,551  (33,661,621)
                                                     ----------   ----------
        Net decrease in cash                           (577,486)    (514,488)


Cash and cash equivalents, beginning of year          2,016,691    2,531,179
                                                     ----------   ----------
Cash and cash equivalents, end of year             $  1,439,205    2,016,691
                                                     ==========   ==========

Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
    Interest                                       $  1,975,727    2,105,641
    Income taxes                                        745,239      702,887


See accompanying notes to consolidated financial statements.

                  MI ACQUISITION CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                            October 31, 1999 and 1998


(1)  Summary of Significant Accounting Policies

MI Acquisition Corporation (MIAC) and subsidiaries (the Company) provide investment banking and advisory services; securities sales, trading, and underwriting services; and services pertaining to the origination, financing, and sales of loan participation notes. MIAC is the parent company of Miller and Schroeder, Inc. (MSI) which in turn is the parent company of: Miller & Schroeder Financial, Inc. (MSF), Miller & Schroeder Investments Corporation (MSIC), Miller & Schroeder Small Business Capital Corporation (SBCC), Pooled Loan Marketing Corporation (PLMC), Miller & Schroeder Capital Corporation (MSCC), Miller & Schroeder Mortgage Corporation (MSMC), and Miller & Schroeder Asset Management, Inc. (MSAM).

MSF is a registered broker-dealer in securities under the Securities Exchange Act of 1934 and underwrites municipal and corporate securities. MSF also markets and trades fixed income and equity securities. Effective November 8, 1999, MSF's entire account base was converted to a third party clearing firm on a fully disclosed basis.

The primary business of MSIC is the origination, financing, and sale of loan participation notes and lease transactions which are collateralized by real estate and/or equipment. These transactions are sold through arrangements made by MSF in the form of nonrecourse loan participation notes. These sales are made to unaffiliated institutional and other investors. MSIC is also the servicing agent for loan participation notes of $889 and $639 million at October 31, 1999 and 1998, respectively.

All material intercompany balances and transactions have been eliminated in consolidation.

In 1997, MIAC was formed and acquired all of the issued and outstanding common stock of MSI for $13,930,415. The transaction has been accounted for as a purchase. The cash purchase of outstanding MSI stock was partially financed by $6,500,000 of term debt and the issuance of $6,729,000 of common stock equity. The excess of the purchase price over the fair market value of identified net assets acquired of $4,289,192 was allocated to goodwill. Goodwill is amortized on a straight-line basis over a period of 20 years. During fiscal 1998, the Company made purchase accounting adjustments resulting in a net reduction to goodwill of $477,283.

In February 1998, MIAC acquired all of the issued and outstanding common stock of MSAM for $813,331 including the assumption of net liabilities of $542,864. The purchase was partially financed by the issuance of $235,000 of common stock. The excess of the purchase price over the fair market value of identified net assets acquired of $813,331 was allocated to goodwill. Goodwill is amortized on a straight-line basis over a period of 20 years.

The following is a summary of significant  accounting  policies  followed by the
Company:

     (a)  Cash and Cash Equivalents

     For financial reporting purposes, the Company considers all investments with original maturities of three months or less to be cash equivalents. Included in cash at October 31, 1998 is $1,200,000 segregated in a special bank account for the exclusive benefit of customers under Rule 15c3-3 of the Securities and Exchange Commission. Amounts required to be segregated, however, at October 31, 1998 was $810,712 and no balance was required at October 31, 1999.
                                      7

                  MI ACQUISITION CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                            October 31, 1999 and 1998


     (b)  Repurchase and Resale Transactions

     Transactions involving purchases of securities under agreements to resell (reverse repurchase agreements) or sales of securities under agreements to repurchase (repurchase agreements) are accounted for as financing transactions and are recorded at the contract amount plus accrued interest at which the securities will be subsequently resold or reacquired.

     (c)  Securities Transactions and Loan Participation Notes Held for Sale

     Securities inventories are carried at estimated current market values. The difference between cost and market value is included in revenues from profits on securities trading.

     Loan participation notes held for sale are carried at the lower of aggregate cost or market value. Substantially all of these loan participation notes were sold subsequent to October 31, 1999 and 1998 at prices that approximated their carrying values.

     Purchases and sales of securities (including sales of loan participations) are recorded on a settlement date basis. The difference between trade date basis and settlement date basis accounting did not have a material effect on the Company's financial position or results of operations.

     (d)  Office Equipment and Leasehold Improvements

     Office equipment and leasehold improvements are stated at net book value. Equipment is depreciated on a straight-line or accelerated basis over estimated useful lives of five to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the respective lease term or estimated useful life of the improvements.

     (e)  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (f)  Stock-based Compensation

     The Company accounts for stock option grants using APB Opinion No. 25 (APB No. 25) and, accordingly, does not recognize compensation expense related to option grants. The Company, however, applies the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-based Compensation.

                  MI ACQUISITION CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                            October 31, 1999 and 1998


(2)  Securities Inventory and Loan Participation Notes Held for Sale

Securities positions, net of securities sold, not yet purchased, at October 31 are summarized as follows:
                                                        1999         1998
                                                     ----------   ----------

      Municipal securities                         $ 19,005,501   16,189,420
      U.S. Government and Government
        agency securities                               255,072        3,021
      Other                                           6,819,391    1,508,932
                                                     ----------   ----------

        Total                                      $ 26,079,964   17,701,373
                                                     ==========   ==========

Loan participation notes held for sale at October 31, 1999 and 1998 totaling $12,131,039 and $4,948,907, respectively, represent the unsold portions of real estate mortgage and equipment loan financings with interest rates ranging from 7.25% to 10.00%.

(3)  Notes Receivable

Notes receivable at October 31, 1999 and 1998, consist of $25,000 and $102,233, respectively, of short-term notes and $1,338,139 and $1,804,401 of long-term notes, respectively. The long-term notes are collateralized by real estate, have maturity dates ranging from 2001 through 2005 and have interest rates ranging from 9.41% to 12.43%. The short-term notes relate to temporary advances to issuers.


(4)  Funds Held in Escrow

In connection with MSIC's loan servicing activities, funds for real estate taxes, insurance, and certain reserve accounts, including amounts for construction participations, are collected and held in escrow in accordance with loan documents. Funds held in escrow as of October 31, 1999 and 1998 were $19,399,129 and $20,231,657, respectively. These funds are not included in the Company's balance sheets.

(5)  Financing Arrangements

     (a)  Demand Notes Payable

     MSF has financing arrangements with several financial institutions and may borrow up to an aggregate of $51 million. MSF's trading securities and certain assets are pledged as collateral under these arrangements. Amounts borrowed under these arrangements fluctuate daily based on the timing of customer and broker-dealer trades and issues underwritten by MSF. The terms and expiration dates of these facilities are periodically renegotiated. At October 31, 1999 and 1998, $11,050,000 and $5,875,000 were outstanding and
     $39,950,000 and $45,125,000 were available on these facilities, respectively. MSF is expected to maintain agreed-upon compensating balances with the financial institutions. MSF's interest rates on these borrowings fluctuate with the daily federal funds rate. The rates in effect at October 31, 1999 and 1998, ranged from 6.55% to 6.875% and 6.925% to 7.0%, respectively.

                  MI ACQUISITION CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                            October 31, 1999 and 1998


     MSIC has a $5 million credit facility with a financial institution, and may draw up to $10 million on MSF's credit facility. At October 31, 1999 and 1998, MSIC had $7,825,000 and $4,500,000 outstanding on these credit facilities, respectively. MSIC may borrow funds under terms of the demand note to finance loan participation notes up to predefined amounts, with the underlying notes pledged as collateral. Interest accrues at the financial institution's base rate plus 1% (9.25% at October 31, 1999 and 9.0% at October 31, 1998).

     SBCC has a $1 million credit facility with a financial institution which is secured by notes receivable, and may draw up to $4 million on MSF's credit facility. At October 31, 1999, there was a balance on these facilities of $1,284,000 and at October 31, 1998, $0 was outstanding. Interest accrues at the financial institution's federal funds rate plus 1.5% (6.875% at October 31, 1999).

     MSCC has a note payable to a limited partnership of $188,870 at October 31, 1999 that is payable on demand. Interest accrues on this note at 7.25%.

     (b) Term Debt


     Term debt outstanding as of October 31 consisted of :

                                                        1999         1998
                                                     ----------   ----------

     Pollution Control  Financing  Certificates  collateralized by certain notes receivable guaranteed by the Small Business Administration:
         9%, due in annual installments through
           October 2001,                           $  1,095,000    1,575,000
         12.25%, due in March 2005.                     182,000      182,000

     Notes payable, 8.5%, due in monthly
       installments through February 2000,
       collateralized by equipment.                       3,855       14,789

     Notes  payable,  (8.45% to 9.20% and  10.375% at October 31, 1999 and 1998,
       respectively),   due  in   monthly   installments   through   June  2003,
       collateralized by certain furniture and
       office equipment.                                766,566    1,105,192

     Notes  payable,  prime rate plus 1% (9.25% and 9.0% at October 31, 1999 and
       1998, respectively), due in monthly installments through October 2001, collateralized
       by note receivable.                              399,988      599,992

     Note payable to shareholder of the Company,
       6.5%, due in annual installments through
       January 2003.                                    289,256      289,256

                  MI ACQUISITION CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                            October 31, 1999 and 1998


                                                        1999         1998
                                                     ----------   ----------

     Revolving line of credit, prime rate plus 1% (9.25% and 9.0% at October 31,
       1999 and 1998, respectively), due in quarterly
       installments through September 2002.           1,680,000    2,240,000

     Notes payable, federal funds rate plus 1.5% (6.875% and 7.0% at October 31,
      1999  and  1998,   respectively),   due  September   2002  or  on  demand,
      collateralized by marketable
      securities.                                     2,000,000    2,000,000

     Note payable to shareholder of the Company,
       7% due December 15, 1999.                        500,000           -
                                                     ----------   ----------

                                                   $  6,916,665    8,006,229
                                                     ==========   ==========


     The revolving line of credit is collateralized by all assets of the Company. The Company is required to meet certain operating, capital, coverage, and debt related covenants under these agreements.


     Maturities of term debt outstanding at October 31, 1999 are as follows:

          2000                               $  2,170,108
          2001                                  1,512,906
          2002                                  2,660,904
          2003                                    390,747
          2004                                         -
          Thereafter                              182,000
                                               ----------
                                             $  6,916,665
                                               ==========

(6)  Income Taxes

The Company files combined state income tax returns, except in certain states where separate returns are filed, and files a consolidated federal income tax return.

                  MI ACQUISITION CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                            October 31, 1999 and 1998


The income tax provision reflected in the accompanying consolidated statements of income consists of:
                                                        1999         1998
                                                     ----------   ----------
     Current:
       Federal                                     $    685,000      897,000
       State                                            212,000       32,000
     Deferred                                            41,500      (24,600)
                                                     ----------   ----------

                                                   $    938,500      904,400
                                                    ===========   ==========

The Company had net deferred tax assets of $500,000 and $548,230 at October 31, 1999 and 1998, respectively. The temporary differences that give rise to a significant portion of the deferred tax asset relate primarily to deferred income and compensation related accruals.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate sufficient future taxable income. Based upon the levels of historical taxable income, projections of future taxable income, and the ability to carry losses back, management believes it is more likely than not that the Company will realize the benefits of the deferred tax asset as of October 31, 1999 and 1998.


The effective tax rate is calculated using the provision for income taxes. The difference between the U.S. Federal Statutory rate and the effective tax rate is as follows:
                                                        1999         1998
                                                     ----------   ----------

     Statutory tax rate at October 31                    34.00%       34.00%

     Effect of items on tax rate and provision amounts:
         State taxes (net of federal benefit)             6.71%        7.72%
         Tax exempt income                               (8.40%)      (5.87%)
         Non deductible goodwill                          4.13%        4.22%
         Meals and Entertainment                          3.67%        0.00%
         Other                                            1.16%        5.13%
         Additional provision for income taxes            3.73%        0.00%
                                                     ----------   ----------
     Effective tax rate at October 31                    45.00%       45.20%
                                                     ==========   ==========

                  MI ACQUISITION CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                            October 31, 1999 and 1998


(7)  Net Capital Requirements

As a broker-dealer, MSF is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. MSF has elected to use the alternative method, permitted by the Rule, which requires that MSF maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined. At October 31, 1999, MSF's net capital, as defined, of $4,743,999 and was 331% of aggregate debit balances and was $4,493,999 in excess of the minimum net capital required.

(8)  Commitments and Contingencies

     (a)  Underwriting Commitments

     In the ordinary course of business, MSF enters into underwriting commitments. Transactions relating to such underwriting commitments that were open at October 31, 1999 have subsequently settled and had no material affect on the financial statements.


     (b)  Operating Leases

     The Company has operating lease commitments expiring at various dates for its offices and certain equipment. Rental expense was $1,326,800 and $1,292,821 for fiscal 1999 and 1998, respectively. Future minimum payments under operating leases are as follows:


          Fiscal year:
            2000                                $  1,572,764
            2001                                   1,485,585
            2002                                   1,481,509
            2003                                   1,167,656
            2004                                   1,053,599
            Thereafter                             2,094,904


     (c)  Employee Benefit Plan

     The Company has a 401(k) plan that allows employees to contribute a portion of their compensation. The expense related to this plan was $308,050 and $285,990 for the years ended October 31, 1999 and 1998, respectively.

     (d)  Contingencies

     In the normal course of business, the Company, from time to time, becomes involved in claims and litigation that may ultimately result in a liability to the Company. It is the opinion of management that facts known at the present time do not indicate that the ultimate resolution of any such claims or litigation would have a material effect on the Company's operations or its financial position.

                  MI ACQUISITION CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                            October 31, 1999 and 1998


     (e)  Other

     As of October 31, 1999 and 1998, MSIC had committed to advance $144,369,047 and $47,440,244, respectively, in construction loans. Concurrent with this commitment, MSIC has entered into commitments to sell these loans in the form of nonrecourse loan participation notes.

(9)  Financial Instruments with Off-Balance-Sheet Risk

In the ordinary course of business, the Company's securities activities involve execution, settlement, and financing of various securities transactions as principal and agent. These activities may expose the Company to credit and market risks in the event customers, other brokers and dealers, banks, depositories, or clearing organizations are unable to fulfill contractual obligations. Such risks may be increased by volatile trading markets.

The Company records customer securities transactions on a settlement date basis. The Company is therefore exposed to off-balance-sheet risk of loss on unsettled transactions in the event customers and other counterparties are unable to fulfill contractual obligations.

The Company also may assume short positions in its inventory. These transactions result in off-balance-sheet market risk as the Company's ultimate obligation to satisfy the short sale may exceed the amount recognized in the balance sheets.

The Company also may lend money subject to reverse repurchase agreements. All positions are collateralized, primarily with U.S. Government or U.S. Government agency securities. The Company's policy is to take physical possession of securities purchased under agreements to resell. Such transactions may expose the Company to risk in the event such borrowers do not repay the loans and the value of collateral held is less than that of the underlying receivable. These agreements provide the Company with the right to maintain the relationship between market value of the collateral and the receivable.


The Company does not believe that it has any significant concentrations of credit risk.

(10)  Stock Option Plans

The Company maintains two fixed stock compensation plans, the MI Acquisition Corporation Stock Option Plan and the Director Stock Option Plan, which are used to provide stock incentives to key employees and outside directors of the Company. Each Plan authorizes the grant of incentive and/or non-qualified options with an exercise price equal to the fair value of the common stock as of the grant date. Vesting periods for the options range from immediately to five years and expire ten years from the date of grant. At October 31, 1999 and 1998, 136,287 and 158,912 shares of common stock, respectively, were available for grant under the Stock Option Plan and 39,500 and 47,000 shares were available for grant under the Director Stock Option Plan.

The company granted 50,000 options during the year ended October 31, 1997 to a director of the company in connection with the MSI acquisition. These options were exercised effective August 1, 1998 and 50,000 shares were issued at a price of $10 per share. The Company recorded a loan to the director for this subscription. The $500,000 outstanding balance of this note receivable was collected in full during fiscal 1999.

                  MI ACQUISITION CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                            October 31, 1999 and 1998


The Company applies APB No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation expense has been recognized in the consolidated financial statements for stock option grants. Had compensation expense been determined based on the fair value of the options at grant date consistent with SFAS No. 123, the Company's consolidated net income of $1,146,989 and $1,096,350 for the years ended October 31, 1999 and 1998, would have been $1,093,913 and $985,921, respectively.

The weighted average per-share fair value of options granted during fiscal 1999 and 1998 was $3.54 and $1.87, respectively. The fair value of each option granted is estimated on the date of grant using the Minimum Value Method with the following weighted average assumptions used for grants in 1999 and 1998; dividend yields of 0%; expected volatility of 0%; risk-free interest rate of 5.97% in 1999 and 4.22% in 1998; and expected life of 5 years in 1999 and 5 years in 1998. Pro forma amounts may not be indicative of future results.

The following table summarizes the activity related to the Company's stock options for the year ended October 31, 1999 and 1998:

                                              1999              1998
                                       -----------------  -----------------
                                                Weighted           Weighted
                                                average            average
                                                exercise           exercise
                                       Shares   price     Shares   price
                                       -------  --------  -------  --------

    Options outstanding at
      beginning of year                144,088   $ 10.00   50,000   $ 10.00

      Granted                           34,000     13.72  144,088     10.00
      Exercised                             -         -   (50,000)    10.00
      Canceled, forfeited or expired    (3,875)    10.00       -         -
                                       -------  --------  -------  --------
    Options outstanding at
      end of year                      174,213   $ 10.73  144,088   $ 10.00
                                       =======  ========  =======  ========

The options outstanding at October 31, 1999 and 1998 have a weighted average remaining contractual life of nine and nine years, respectively.