Form 10-Q
period 1999-12-31
REALCO INC /NM/
filed 2000-02-14
CIK 82409

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ACT OF 1934

For the transition period from  ---------- to---------

Commission file number:  0-27552


                                  REALCO, INC.
-----------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


                New Mexico                           85-0316176
-----------------------------------------------------------------------------
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)


 1650 University Blvd., N.E., Suite 5-100, Albuquerque, New Mexico   87102
-----------------------------------------------------------------------------
            (Address of principal executive offices)               (Zip code)


                                  (505) 242-4561
-----------------------------------------------------------------------------
                (Registrant's telephone number, including area code)


                                 Not applicable
-----------------------------------------------------------------------------
                 (Former name, former address and former fiscal year,
                             if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes XX   No
                                      ------   ------

As of February 10, 2000 the Company had approximately 2,889,000 shares outstanding of its no par value common stock, the Company's only class of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                             REALCO, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                 (Dollars in thousands)

                                                  December 31,
                                                      1999      September 30,
                                                  (unaudited)       1999
                                                  -----------    -----------
ASSETS
  Cash and cash equivalents                       $     2,559    $     3,688
  Restricted cash                                         241            367
  Accounts and notes receivable, net                    2,242          1,899
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                     111            482
  Inventories                                          13,115         14,932
  Property & equipment, net                             1,809          1,935
  Investments - equity method                           1,795          1,744
  Deferred income taxes                                   215            117
  Cost in excess of net assets acquired, net            2,125          1,605
  Other assets                                            827          1,043
                                                  -----------    -----------
                                                  $    25,039    $    27,812
                                                  ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Notes payable                                   $     4,441    $     5,214
  Lease obligations                                       682            743
  Construction advances and notes payable,
    collateralized by inventories                       5,908          6,797
  Accounts payable and accrued liabilities              3,789          4,293
  Escrow funds held for others                            241            367
                                                  -----------    -----------
            Total liabilities                          15,061         17,414

STOCKHOLDERS' EQUITY
  Preferred  stock  -  authorized,   500,000   shares  Series  A  -  issued  and
    outstanding, 79,969
      shares, stated at liquidation value                 799            799
    Series B - issued and outstanding, 212,859
      shares, stated at liquidation value               2,129          2,129
    Common stock - no par value; authorized,
      6,000,000 shares; issued 2,894,038 shares         7,907          7,909
  Accumulated deficit                                    (841)          (408)
                                                  -----------    -----------
                                                        9,994         10,429
      Less 5,100 and 11,000 shares common
        stock held in treasury, respectively
        - at cost                                          16             31
                                                  -----------    -----------
                                                        9,978         10,398
                                                  -----------    -----------
                                                  $    25,039    $    27,812
                                                  ===========    ===========

                                See accompanying notes.

                             REALCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         Three months ended December 31,
                (Dollars in thousands, except per share amounts)

                                                            (unaudited)
                                                          1999        1998
                                                        --------    --------

REVENUES
  Brokerage commissions and fees                        $  6,260    $  6,166
  Construction sales                                       7,054       4,554
  Sales of developed lots                                    934         642
  Equity in net earnings of investees                         51          96
  Interest and other, net                                    113         697
                                                        --------    --------
                                                          14,412      12,155

COSTS AND EXPENSES
  Cost of brokerage revenue                                4,730       4,595
  Cost of construction sales                               6,467       4,183
  Cost of developed lots sold                                674         484
  Selling, general, administrative and other               2,618       2,222
  Depreciation and amortization                              184         120
  Interest                                                   270         235
                                                        --------    --------
                                                          14,943      11,839
                                                        --------    --------
Earnings (loss) before income taxes                         (531)        316

INCOME TAX EXPENSE (BENEFIT)                                 (98)        127
                                                        --------    --------
         NET EARNINGS (LOSS)                                (433)        189

PREFERRED STOCK DIVIDEND REQUIREMENT                          28          30
                                                        --------    --------
         NET EARNINGS (LOSS) APPLICABLE
           TO COMMON SHARES                             $   (461)   $    159
                                                        ========    ========

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

  Net earnings (loss) per common share before
    preferred stock dividend requirement                $   (.15)   $    .07
                                                        ========    ========
  Net earnings (loss) per common share after
    preferred stock dividend requirement                $   (.16)   $    .06
                                                        ========    ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             2,884,103   2,767,000
                                                       =========   =========

                                See accompanying notes.

                             REALCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         Three months ended December 31,
                                (Dollars in thousands)

                                                            (unaudited)
                                                          1999        1998
                                                        --------    --------
Cash flows from operating activities
  Net earnings (loss)                                   $   (433)   $    189
  Adjustments to reconcile net earnings (loss) to
    net cash provided by operating activities
       Depreciation and amortization                         184         120
       Accretion of discount on notes payable                 12          14
       Net distributions in excess of earnings of
         investees (earnings in excess of distributions      (51)        360
       Provision for deferred income taxes                   (98)        112
       Change in operating assets and liabilities
         Decrease (increase) in restricted cash              126         (48)
         (Increase) decrease in accounts receivable         (306)        135
         Decrease in inventories                           1,817         381
         Decrease (increase) in net billings related
           to costs and estimated earnings on
           uncompleted contracts                             371        (171)
         Decrease (increase) in other assets                 216         (88)
         (Decrease) increase in accounts payable and
           accrued liabilities                            (1,054)        101
         (Decrease) increase in escrow funds
           held for others                                  (126)         48
                                                        --------    --------
         Net cash provided by operating activities           658       1,153

Cash flows from investing activities
  Purchases of property and equipment                        (28)        (77)
  Advances on notes receivable                              (157)        (58)
  Receipts on notes receivable                               120         373
  Purchase of investments - equity method                     -          (62)
                                                        --------    --------
         Net cash provided by investing activities           (65)        176

Cash flows from financing activities
  Construction advances and notes payable, net              (889)     (1,151)
  Proceeds from borrowing under revolving and
    long term debt                                            24          -
  Payments on capital lease obligations and
    long term debt                                          (870)       (818)
  Issuance of treasury stock                                  13          -
                                                        --------    --------
         Net cash used in financing activities            (1,722)     (1,969)
                                                        --------    --------
    NET DECREASE IN CASH AND CASH EQUIVALENTS             (1,129)       (640)

Cash and cash equivalents at beginning of period           3,688       3,788
                                                        --------    --------
Cash and cash equivalents at end of period              $  2,559    $  3,148
                                                        ========    ========
                                See accompanying notes.

                             REALCO, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   December 31, 1999




NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Realco, Inc. and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. For further information refer to the financial statements and footnotes included in the company's annual report on Form 10-K for the year ended September 30, 1999.

1.  Principles of Consolidation:

The consolidated  financial  statements include the accounts of Realco, Inc. and
its  wholly-owned   subsidiaries.   All  material   intercompany   accounts  and
transactions have been eliminated in consolidation.

2.  Earnings (Loss) Per Share:

Earnings (loss) per common share is calculated based on the weighted average number of shares outstanding during the year.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Operations
----------------------

Based upon the various lines of business in which the Company is engaged, it has defined the following operating segments for purposes of financial accounting and reporting: Real Estate Brokerage Segment, Construction and Land Development Segment, and Financial Services Segment.

The Company currently operates within the Albuquerque, New Mexico and Phoenix, Arizona metropolitan areas. Since inception, management has planned on expanding operations and business concepts to other geographical areas, preferably to areas within the southwest United States having similar demographics.

The Company experienced a net loss of $433,000 for the quarter ended December 31, 1999, as compared to net earnings of $189,000 for the 1998 quarter. This decrease in earnings is primarily attributable to the Company receiving developed homesites, with a value of $550,000 in the 1998 quarter, for the assignment of its partnership interest in a joint venture which was engaged in a lawsuit. This decrease is also attributable to a $495,000 increase in operating expenses (which includes selling, general, administrative and other expenses) and depreciation, amortization, and interest expense exceeding the $277,000 increase in gross profit from the Company's primary operations.

Results of Operations
---------------------

Real Estate Brokerage Segment:

The real estate brokerage segment consists of Prudential Preferred Properties, New Mexico (PPP-NM), Prudential Preferred Properties, Arizona (PPP-AZ), and First Commercial Real Estate Services, Inc. (First Commercial).

This segment realized a pre-tax loss of $539,000 for the 1999 period, as compared to $162,000 in 1998. While brokerage commission did make a nominal increase of $92,000 to $6,260,000, the company dollar (split retained by the company) actually decreased $41,000 to $1,530,000 due to market pressures to retain agents by offering higher splits. Other significant items effecting the period's operations was a decrease in interest and other income of $88,000 which related primarily to a rebate of royalty fees in 1998, and a $248,000 increase in operating expenses, depreciation and amortization, and interest expense.

PPP-NM experienced a pre-tax loss of $437,000 in 1999, as compared to a $276,000 loss in 1998. This additional loss is the result of a 17% decrease in brokerage revenues to $2,118,000 in 1999, due to softening of the Albuquerque housing market. This decline in revenues as well as higher splits being retained by the agents resulted in a 22% decrease in company dollar to $435,000 in 1999. While operating expenses decreased 5% to $735,000 in 1999, depreciation and amortization and interest expense increased from $64,000 to $139,000 in 1999.

The increase in depreciation and amortization is the result of capital expenditures associated with the consolidation of certain sales offices into a common facility, while the increase in interest is attributable to a capital lease for office furniture and equipment for this facility and intercompany interest charges for working capital advances.

Management continues to implement its aggressive recruiting and cost reduction plans for PPP-NM. The Company has seen positive results in its recruiting efforts, however the majority of new agents retained are relatively inexperienced. As such, these new agents typically do not contribute substantial sales volume until they gain several months of experience. In an effort to improve recruiting efforts, the Company has hired an individual with a strong background for recruiting real estate agents, as well as appointed individuals with the specific responsibility of coaching the inexperienced agents. Additionally, the Company is carrying out cost control initiatives which are expected to reduce management and administrative personnel costs by approximately $200,000 on an annualized basis.

In connection with management's commitment to consolidate certain sales offices of PPP-NM, a charge of $273,000 associated with lease abandonment expenses was accrued in fiscal 1998. Of the $273,000 initial restructuring charge, $38,000 was utilized during fiscal 1999 and $34,000 was utilized in the first quarter of fiscal 2000 for tenant improvements, vacancies and shortfalls on sublease revenues on the abandoned properties.

While PPP-AZ did increase its brokerage revenues by 7% in the 1999 period to $3,749,000, and increase its company dollar 7% to $981,000, operating expenses increased $156,000, or 19% to $978,000. As a result, of these factors, a pre-tax loss of $21,000 was recognized in the 1999 period, as compared to pre-tax earnings of $31,000 in 1998.

The increase in operating expenses for PPP-AZ is attributable to selling and administrative costs associated with the higher sales volume, as well as higher facility costs associated with this subsidiary's expansion throughout the Phoenix metropolitan area. The increase in facility costs is expected to result in growth in revenues and profitability for these operations. In connection with the Company's growth initiatives in the Phoenix market, the Company acquired certain net assets and the operations of Prudential Farnsworth Real Estate, based in Mesa Arizona effective January 1, 2000. Consideration for this acquisition, which also included commercial real estate used as a sales office, consisted of a cash payment of $250,000, future cash payments of up to $150,000 and the assumption of approximately $40,000 in liabilities.

First Commercial recognized a pre-tax loss of $63,000 in the 1999 period as compared to $65,000 in 1998. While net operations were comparable between the two periods, total revenues and expenses each increased by approximately $195,000 or 100%. This increase in volume is the result of timing associated with closing large transactions, which can be quite cyclical in the commercial brokerage business. While gross revenues increased substantially, the Company dollar only increased $27,000 or 31% to $115,000, due to a high split agent closing a large transaction during the 1999 period. Operating expenses and depreciation and amortization increased approximately $25,000 or 16% to $178,000 in 1999, as a result of growth in operations.

Construction and Land Development Segment:


The construction and land development segment operates primarily in the Albuquerque, Rio Rancho and Los Lunas, New Mexico metropolitan areas. Construction is comprised of the residential and commercial operations of Charter Building and Development Corp. and Realco Construction, respectively. This segment also includes development activities consisting of the acquisition of raw land for development into residential homesites, which are sold to Charter or to other builders. Such land development projects are performed under joint venture agreements with other developers or entirely by the Company.

Revenues for this segment increased $2,222,000 or 38% for the quarter ended December 31, 1999 as compared to 1998. This increase in revenues contributed to a $319,000 or 60% increase in gross profit over 1998. Such increase in gross profit was offset largely by a $240,000 or 63% increase in operating expenses and a $552,000 decrease in interest and other income. The increase in expenses is primarily attributable to Charter and Realco Construction, which is discussed in further detail below, and the decrease in interest and other income is the result of the aforementioned homesites valued at $550,000 received in 1998.

As a result of these factors, this segment realized a pre-tax earnings of $12,000 as compared to $517,000 in 1998.

Charter's residential construction revenues for the period increased $1,416,000 or 36% over 1998. This increase is the result of continued success of the Company's line of homes designed to meet a lower price point that is in more demand in the Albuquerque market. This increase in revenues resulted in a $119,000 or 40% increase in gross profit to $417,000. This increase in gross profit was offset by a $78,000 or 32% increase in operating expenses. Other nominal fluctuations in other revenues and expenses resulted in Charter recognizing a pre-tax loss of $53,000, as compared to $129,000 in 1998. The profitability of this subsidiary is expected to improve over the remainder of fiscal 2000, as management is currently implementing various plans to reduce annual operating expenses by approximately $125,000 and improve job cost controls.

Quarterly revenues from Realco Construction's commercial construction operations totaled $1,686,000 in 1999, an increase of $1,084,000 or 180% over 1998. Despite this increase in revenues, a decrease in gross profit margins from 12% to 10% and a $107,000 or 105% increase in general and administrative expenses resulted in a pre-tax loss of $45,000 for 1999, as compared to a pre-tax loss of $35,000 in 1998. The increase in general and administrative expenses for the 1999 period was incurred as a result of expanding operations, including the previously reported acquisition of TI Construction, Inc. in August 1999. Management has implemented an immediate plan which is expected to decrease annual operating expenses by approximately $135,000 and is currently analyzing other operating expenses for areas of cost reduction through the economies of scale expected to be realized upon the further integration of the operations of TI.

The Company's land development activities experienced an increase in revenues from lot sales of $292,000 or 45% to $934,000 in 1999. This increase in revenues resulted in additional gross profit of $102,000 or 64% to $260,000 in 1999. Operating and interest expenses, which consist primarily of inventory carrying costs increased $112,000 to $145,000 in 1999. This increase is primarily associated with carrying costs on two large subdivisions which concluded development in January 1999. Accordingly, such costs were expensed in the 1999 quarter, as opposed to being capitalized in the 1998 quarter.

These factors as well as the significant effect of other income in the amount $550,000 on the aforementioned assignment of a partnership interest in 1998, resulted in the Company's land development operations generating pre-tax earnings of $120,000 in 1999, as compared to $696,000 in 1998.

Financial Services Segment:

The financial services segment consists of operations of the parent company, Great American Equity Corporation (GAEC) and PHS, Inc.

In addition to financial services performed directly by the Company, operations also include the Company's share of earnings from various equity method investees who perform financial services. Such investees include a 50% equity interest in PHS Mortgage Company, a full service residential mortgage banker, and an approximately 11% interest in MI Acquisition Corporation, an investment banker specializing in debt securities.

The financial services segment, which includes certain unallocated operating expenses of the parent company, realized a pre-tax loss of $3,000, as compared to $30,000 in 1998. This improvement in earnings is primarily the result of approximately $73,000 in gains on sales of securities in 1999, for which there was no comparable activity in 1998, as reduced by a $23,000 decrease in equity earnings of investees and a $18,000 decrease in interest income. Operating expenses, depreciation and amortization, and interest expense were comparable between the two periods.

Net equity earnings recognized by PHS, Inc. from its interest in PHS Mortgage Company totaled $50,000 for the 1999 period, as compared to $73,000 in 1998. This decrease in earnings is the result of a downturn in mortgage activity due to increasing interest rates and increased operating costs associated with growth initiatives.

The Company's investment in MI did not make a significant contribution to equity earnings in either period, as this has traditionally been a slow period for this company.


Liquidity and Capital Resources
-------------------------------

The Company's liquidity consists primarily of cash, trade accounts receivable, inventories and construction advances collateralized by inventory. It is expected that future cash needs will be financed by a combination of cash flows from operations, future advances under construction loans, and if needed, other financing arrangements, which may be made available to the Company. The Company does not have any material commitments for capital expenditures for fiscal 2000.

The Company's projection of future cash requirements, is affected by numerous factors, including but not limited to, changes in customer receipts, consumer industry trends, sales volume, operating cost fluctuations, acquisitions of existing businesses and unplanned capital spending.

As a result of future cash payments required for past acquisitions, increases in operating expenses associated with growth and relocation of existing operations, management believes that it may be necessary to secure additional financing to sustain the Company's operations and anticipated growth for the ensuing twelve months. Management is currently considering various financing options, which includes refinancing of certain land inventory holdings, as well as securing additional funds on certain unencumbered land inventory.


Competition and Market Factors
------------------------------

The business in which the Company is engaged is highly competitive. Many of the Company's competitors have nationwide operations or are affiliated with national franchising organizations. As such, a number of the Company's competitors have greater financial resources. It is for that reason that the Company continues to pursue strategic alliances with other companies in the industry.

The real estate industry, and therefore, the Company's operations, can be cyclical and are affected by consumer confidence levels, prevailing economic conditions and interest rates. Other factors effecting business include increases in construction costs, increases in costs associated with home ownership such as interest rates and property taxes, changes in consumer preferences and demographic trends. The Company believes that its strategy of vertical integration will eventually establish a strong presence in the markets in which it does business, however, there can be no assurance that this strategy will be successful.


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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements made by the Company or Company management due to a number of factors. Important factors that could cause such differences include but are not limited to, changes in general economic conditions either nationally or in regions in where the Company operates or may commence operations, employment growth or unemployment rates, availability and costs of land and homebuilding materials, labor costs, interest rates, prevailing rates for sales associate commission structures, industry competition and regulatory developments.

Year 2000 Issues
----------------

As a result of the Company's Year 2000 readiness plan, which included a contingency plan and was completed in 1999, there have been no material negative effects encountered by the Company relating to Year 2000 issues thus far.

The Company's plan included a systematic process of testing computer hardware and software, as well as receiving limited assurance from key vendors and service providers (including suppliers and subcontractors for construction operations, realtor clearing associations, financial institutions and mortgage companies) as to their Year 2000 readiness. As a result of the Company primarily using internal information technology personnel to carry out its Year 2000 readiness plan, total costs incurred to address this issue, including personnel and equipment costs, were limited to less than $35,000.

The Company continues to remain alert to potential problems arising from Year 2000, but management believes the Company is adequately prepared for such problems in the event that they do occur. Furthermore, management does not anticipate incurring any additional costs relating to this issue.


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

     None

Item 5.  OTHER INFORMATION

     None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) There are no exhibits filed with this Report. (b) There were reports filed on Form 8-K during the period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


REALCO, INC.


Date: February 10, 2000

               /s/ JAMES A. ARIAS
               ---------------------------------------
               James A. Arias, President and Chief
                 Executive Officer


Date: February 10, 2000

               /s/ CHRIS A. BRUEHL
               ---------------------------------------
               Chris A. Bruehl,  Secretary\Treasurer
                 and Chief Financial Officer