Form 10-Q
period 2000-03-31
REALCO INC /NM/
filed 2000-05-15
CIK 82409

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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


   1650 University Blvd., N.E., Suite 5-100
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

As of May 12, 2000 the Company had approximately 2,892,000 shares outstanding of its no par value common stock, the Company's only class of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                             REALCO, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                 (Dollars in thousands)

                                                   March 31,
                                                      2000      September 30,
                                                  (unaudited)       1999
                                                  -----------    -----------
ASSETS
  Cash and cash equivalents                       $     1,287    $     3,688
  Restricted cash                                         308            367
  Available for sale securities                         1,200             -
  Accounts and notes receivable, net                    2,209          1,899
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                     156            482
  Inventories                                          13,681         14,932
  Property & equipment, net                             1,996          1,935
  Investments - equity method                           1,852          1,744
  Deferred income taxes                                    -             117
  Cost in excess of net assets acquired, net            2,215          1,605
  Other assets                                            878          1,043
                                                  -----------    -----------
                                                  $    25,782    $    27,812
                                                  ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Notes payable                                   $     4,547    $     5,214
  Lease obligations                                       659            743
  Construction advances and notes payable,
    collateralized by inventories                       6,197          6,797
  Accounts payable and accrued liabilities              4,030          4,293
  Escrow funds held for others                            308            367
                                                  -----------    -----------
            Total liabilities                          15,741         17,414

STOCKHOLDERS' EQUITY
  Preferred  stock  -  authorized,   500,000   shares  Series  A  -  issued  and
    outstanding, 79,969
      shares, stated at liquidation value                 799            799
    Series B - issued and outstanding, 212,859
      shares, stated at liquidation value               2,129          2,129
    Common stock - no par value; authorized,
      50,000,000 shares; issued 2,894,038 shares        7,902          7,909
  Accumulated other comprehensive income                  531             -
  Accumulated deficit                                  (1,315)          (408)
                                                  -----------    -----------
                                                       10,046         10,429
      Less 2,100 and 11,000 shares common
        stock held in treasury, respectively
        - at cost                                           5             31
                                                  -----------    -----------
                                                       10,041         10,398
                                                  -----------    -----------
                                                  $    25,782    $    27,812
                                                  ===========    ===========

                                See accompanying notes.

                             REALCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          Three months ended March 31,
                (Dollars in thousands, except per share amounts)

                                                            (unaudited)
                                                          2000        1999
                                                        --------    --------

REVENUES
  Brokerage commissions and fees                        $  6,540    $  5,544
  Construction sales                                       5,285       5,072
  Sales of developed lots                                    633         426
  Equity in net earnings of investees                         57         262
  Interest and other, net                                    145          18
                                                        --------    --------
                                                          12,660      11,322

COSTS AND EXPENSES
  Cost of brokerage revenue                                4,779       3,926
  Cost of construction sales                               4,782       4,574
  Cost of developed lots sold                                456         299
  Selling, general, administrative and other               2,813       2,242
  Depreciation and amortization                              220         151
  Interest                                                   193         260
                                                        --------    --------
                                                          13,243      11,452
                                                        --------    --------
Loss before income taxes                                    (583)       (130)

INCOME TAX BENEFIT                                          (109)        (68)
                                                        --------    --------
         NET LOSS                                           (474)        (62)

PREFERRED STOCK DIVIDEND REQUIREMENT                          28          30
                                                        --------    --------
         NET LOSS APPLICABLE TO COMMON SHARES           $   (502)   $    (92)
                                                        ========    ========

BASIC AND DILUTED LOSS PER COMMON SHARE

  Net loss per common share before
    preferred stock dividend requirement                $   (.16)   $   (.02)
                                                        ========    ========
  Net loss per common share after
    preferred stock dividend requirement                $   (.17)   $   (.03)
                                                        ========    ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             2,889,000   2,767,000
                                                       =========   =========

                                See accompanying notes.

                             REALCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           Six months ended March 31,
                (Dollars in thousands, except per share amounts)

                                                            (unaudited)
                                                          2000        1999
                                                        --------    --------

REVENUES
  Brokerage commissions and fees                        $ 12,800    $ 11,710
  Construction sales                                      12,339       9,626
  Sales of developed lots                                  1,567       1,067
  Equity in net earnings of investees                        108         358
  Interest and other, net                                    258         715
                                                        --------    --------
                                                          27,072      23,476

COSTS AND EXPENSES
  Cost of brokerage revenue                                9,509       8,521
  Cost of construction sales                              11,249       8,757
  Cost of developed lots sold                              1,130         784
  Selling, general, administrative and other               5,431       4,464
  Depreciation and amortization                              404         270
  Interest                                                   463         495
                                                        --------    --------
                                                          28,186      23,291
                                                        --------    --------
Earnings (loss) before income taxes                       (1,114)        185

INCOME TAX EXPENSE (BENEFIT)                                (207)         58
                                                        --------    --------
         NET EARNINGS (LOSS)                                (907)        127

PREFERRED STOCK DIVIDEND REQUIREMENT                          56          60
                                                        --------    --------
         NET EARNINGS (LOSS) APPLICABLE
           TO COMMON SHARES                             $   (963)   $     67
                                                        ========    ========

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

  Net earnings (loss) per common share before
    preferred stock dividend requirement                $   (.31)   $    .05
                                                        ========    ========
  Net earnings (loss) per common share after
    preferred stock dividend requirement                $   (.33)   $    .02
                                                        ========    ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             2,887,000   2,767,000
                                                       =========   =========

                                See accompanying notes.

                             REALCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Six months ended March 31,
                                (Dollars in thousands)

                                                            (unaudited)
                                                          2000        1999
                                                        --------    --------
Cash flows from operating activities
  Net earnings (loss)                                   $   (907)   $    127
  Adjustments to reconcile net earnings (loss) to net
    cash provided by (used in) operating activities
       Depreciation and amortization                         404         270
       Accretion of discount on notes payable                 22          28
       Net distributions in excess of earnings of
         investees (earnings in excess of
         distributions)                                     (108)        208
       Gain on sale of securities                           (118)         (7)
       Gain on sale of property and equipment                (13)         -
       Provision for deferred income taxes                  (207)         58
       Change in operating assets and liabilities
         Increase in accounts receivable                    (285)       (179)
         Decrease in inventories                           1,251         936
         (Increase) decrease in net billings related
           to costs and estimated earnings on
           uncompleted contracts                             326        (284)
         Decrease in other assets                             49         117
         (Decrease) increase in accounts payable and
           accrued liabilities                              (687)        570
                                                        --------    --------
         Net cash provided by (used in)operating
           activities                                       (273)      1,844

Cash flows from investing activities
  Purchases of property and equipment                        (89)       (206)
  Proceeds from the sale of property and equipment            13
  Purchase of securities available for sale                 (995)       (186)
  Proceeds from the sale of securities available
    for sale                                               1,007         254
  Advances on notes receivable                              (157)        (95)
  Receipts on notes receivable                               132         727
  Purchase of investments - equity method                     -          (62)
  Payments for businesses acquired                          (484)       (122)
                                                        --------    --------
         Net cash provided by (used in) investing
           activities                                       (573)        310

Cash flows from financing activities
  Construction advances and notes payable, net              (600)     (1,971)
  Payments on capital lease obligations and
    long term debt                                          (998)       (931)
  Proceeds from borrowings under long term debt               24          -
  Issuance of treasury stock                                  19          -
                                                        --------    --------
         Net cash used in financing activities            (1,555)     (2,902)
                                                        --------    --------

    NET DECREASE IN CASH AND CASH EQUIVALENTS             (2,401)       (748)

Cash and cash equivalents at beginning of period           3,688       3,778
                                                        --------    --------
Cash and cash equivalents at end of period              $  1,287    $  3,030
                                                        ========    ========


Non-cash investing and financing activities:
--------------------------------------------

In January 2000, the Company purchased the net assets and business of Farnsworth Realty and Management Company for $400,000. In connection with the purchase, liabilities were assumed as follows:

    Fair value of assets acquired, including
      an office building                                $    451
    Cash paid                                               (250)
    Issuance of note payable                                (150)
                                                        --------
    Liabilities assumed                                 $    (51)
                                                        ========


                                See accompanying notes.

                             REALCO, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     March 31, 2000




NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Realco, Inc. and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. For further information refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended September 30, 1999.

1.  Principles of Consolidation:

The consolidated  financial  statements include the accounts of Realco, Inc. and
its  wholly-owned   subsidiaries.   All  material   intercompany   accounts  and
transactions have been eliminated in consolidation.

2.  Earnings (Loss) Per Share:

Earnings (loss) per common share is calculated based on the weighted average number of shares outstanding during the year.

3. Other Comprehensive Income (Loss):

Total comprehensive income (loss) for the periods presented is as follows:

                                            2000             1999
                                         ----------       ----------

      Quarter ended March 31             $   57,000       $  (35,000)
      Six months ended March 31            (376,000)         158,000

4.  Available for Sale Securities:

As a result of a March 28, 2000 capital infusion and committing to a new line of business, Arinco Computer Systems Inc. ("Arinco"), which was a relatively inactive over the counter traded stock, experienced substantial stock price appreciation and increases in trading volume. As the Company owns 285,000 shares of common stock of Arinco and accounts for this investment as an available for sale security, other comprehensive income, net of deferred income taxes of $531,000 was recognized on unrealized gains during the period.

Due to declines in market value of Arinco stock, other comprehensive income, net of deferred income taxes, relating to such unrealized gains on trading securities is $267,000 at May 12, 2000.

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

   For the Quarter Ended March 31, 2000

     The Company experienced a consolidated pre-tax loss of $583,000 for the quarter ended March 31, 2000 compared to $130,000 for the 1999 quarter. While total revenues increased $1,338,000, or 12%, to $12,660,000, total expenses increased $1,791,000, or 16%, to $13,243,000. Gross profit from the Company's brokerage, construction and land development operations increased $198,000, or 9%, to $2,441,000.

     As expected, the majority of this increase in total expenses represents cost of sales directly related to the increase in total revenues. However, selling, general and administrative expenses increased $571,000 to $2,813,000 for the 2000 quarter. This increase in operating expenses is attributable to the Company's growth strategy, however, management has determined that based upon current levels of operating revenues, such expenses must be reduced. As such, several cost control initiatives have been implemented, which are discussed in further detail in the Results of Operations by Operating Segment.

     As a result of operations as an investment company, prior to the Company changing its line of business and becoming a publicly traded real estate company, the Company invested in 285,000 shares common stock of Arinco Computer Systems Inc. ("Arinco"). Arinco was an inactive corporation, which maintained its registration with the SEC and was traded in the over the counter market under the symbol "ARCU". On March 27, 2000, Arinco closed a securities purchase agreement with Pangea Internet Advisors LLC, which provided for the sale of $40 million of newly-issued preferred stock, representing approximately 97% of the issued and outstanding common stock of Arinco on an as converted, fully-diluted basis. After receiving this capital infusion, Arinco is seeking to acquire controlling interests in and actively manage companies engaged primarily in the Internet, e-commerce and related technology industries. Due to these events, the trading price of Arinco has increased substantially, resulting in other comprehensive income of approximately $531,000 for the Company, which consists of unrealized gains on available for sale securities, net of a $354,000 deferred income tax liability. Such other comprehensive income is a component of equity and is not recognized in the statement of operations.

   For the Six Months Ended March 31, 2000

     Operations for the period resulted in a pre-tax loss of $1,114,000 as compared to pretax earnings of $185,000 for the 1999 period. Consistent with the aforementioned quarterly operating results, the Company experienced an increase in total revenues of $3,596,000, or 15%, to $27,072,000 and an increase in total expenses of $4,895,000 or 21%, to $28,186,000 for the 2000 period. Also consistent with the aforementioned quarterly results, gross profit from the Company's brokerage, construction and land development operations increased $477,000, or 11%, to $4,818,000.

     This increase in gross profit was offset by a $967,000 increase in selling general and administrative expenses. Other significant fluctuations between the two periods were a $250,000 decrease in equity earnings of investees in the 2000 period, a $134,000 increase in depreciation and amortization in the 2000 period, and a non-recurring gain of $550,000 recognized in the 1999 period. These significant items effecting operations are discussed in more detail in the Results of Operations by Operating Segment.

     As  previously   mentioned,   the  Company  generated   $531,000  of  other
comprehensive income during the 2000 period, associated with its common stock holdings of Arinco.


Results of Operations by Operating Segment
------------------------------------------

Real Estate Brokerage Segment:

The real estate brokerage segment consists of Hooten/Stahl, Realtors, d.b.a. Prudential Preferred Properties, New Mexico ("PPP-NM); Mull Realty Company, Inc. and Cliff Winn, Inc. Realtors, collectively d.b.a. Prudential Preferred Properties, Arizona ("PPP-AZ"); and First Commercial Real Estate Services, Inc. ("First Commercial").

   For the Quarter Ended March 31, 2000

     This segment experienced a pre-tax loss of $664,000 for the 2000 quarter as compared to a pre-tax loss of $250,000 in 1999. While company dollar (the portion of brokerage commissions and fees retained by the Company) increased $142,000 or 9% over the 1999 quarter, this increase was more than offset by an increase in selling, general and administrative expenses of $415,000 or 24% and an increase in depreciation and interest expense of $128,000 or 89%. The increase in operating expenses is primarily associated with PPP-AZ operations, while the increase in depreciation and interest expense is primarily associated PPP-NM operations. Each of these items are discussed in more detail below.

     The operations of PPP-NM continue to result in losses as a result of past declines in market share and the inability to significantly reduce operating expenses. A pretax loss of $496,000 was experienced for the quarter ended March 31, 2000, which is historically one of the lower volume quarters of the year, as compared to $365,000 in the 1999 quarter. As brokerage revenues, cost of brokerage revenues and selling, general and administrative expenses fluctuated only nominally between the periods, this additional loss is primarily the result of additional interest expense and depreciation. Increases in interest expense are the result of interest paid on capital leases for furniture and equipment in the new office facility, as well as

interest charges on intercompany working capital advances, which are eliminated in consolidation. The increase in depreciation expense is also the result of capital expenditures for the new office facility.

     Management continues to attempt to implement changes at PPP-NM to increase market share, reduce agent commission splits and reduce operating expenses. In connection with the Company's plan to consolidate four sales offices into a single, modern facility, a restructuring charge of $273,000 associated with lease abandonment expenses was accrued in the fourth quarter of fiscal 1998. Of this restructuring charge, $25,000 was utilized in the current quarter, resulting in an ending accrual of $176,000 for tenant improvements, vacancies and shortfalls on sublease revenues.

     PPP-AZ recognized a pre-tax loss of $111,000 in the 2000 quarter compared to a pre-tax profit of $141,000 in 1999. While revenues increased $1,122,000 or 33% over 1999, the increase in company dollar was limited to $199,000. This was due to a decline in company dollar from 29% to 26% in 2000. Additionally, operating expenses (consisting of selling, general, administrative, depreciation and interest expense) increased $446,000 or 52% to $1,310,000. While a substantial portion of this increase was a direct result of higher revenues and non-recurring costs associated with an acquisition, management has determined that operating expenses have risen to an unacceptable level and has begun decreasing such costs. Management does not anticipate this decline in earnings to continue.

     Effective January 1, 2000, PPP-AZ successfully completed the acquisition of certain assets and the business operations of Farnsworth Realty and Management Company ("Farnsworth"), a Mesa, Arizona based real estate broker. At the time of the acquisition, Farnsworth was already operating under a franchise agreement with Prudential Real Estate Affiliates, similar to PPP- AZ, providing for a much easier integration into existing operations. Consideration for this acquisition, which also included an unencumbered office building, consisted of a cash payment of $250,000, future cash payments of up to $150,000 and the assumption of approximately $50,000 in liabilities. A Form 8-K filing with audited financial statements was not required on this acquisition due to certain thresholds not being met.

     First Commercial, an Albuquerque based commercial brokerage company, recognized a pre-tax loss of $40,000 in the 2000 quarter as compared to $15,000 in 1999. This increase is due to a 33% decline in brokerage revenues to $254,000 in the 2000 quarter, as operating expenses remained relatively constant. This decrease in revenues is primarily the result of timing of significant commercial property sales, which is customary to such operations.

   For the Six Months Ended March 31, 2000

     Brokerage commissions and fees for this segment increased $1,090,000 or 9%, to $12,800,000 for the 2000 period. This increase is attributable to additional revenues of $1,369,000 generated by PPP-AZ and $71,000 generated by First Commercial, as reduced by a $350,000 decrease generated by PPP-NM. Despite the increase in revenues, this segment experienced a pre-tax loss of $1,203,000 for the 2000 period as compared to $412,000 in 1999. This additional loss is the result of higher operating expenses and the Company retaining a lower average split of brokerage commissions.

     The pre-tax loss reported by PPP-NM  increased  $293,000 to $933,000 in the
2000 period. The $350,000 decrease in brokerage revenues, resulted in this company recognizing $3,885,000 in the 2000 period, or an 8% decline. While revenues decreased 8%, the company dollar on such revenues declined 15% or
$160,000 for the period. Additionally, operating expenses increased 7% to $1,806,000 for the 2000 period. Such increase in operating expenses consists primarily of additional interest and depreciation expense on capital expenditures for the new office facility and intercompany working capital advances.

     As a result of the aforementioned $1,369,000 or 20% increase in revenues of PPP-AZ, the company dollar increased 14% to $2,174,000 over the 1999 period. The increase in company dollar is not proportionate as a result of agents retaining a higher portion of the commissions revenue. Operating expenses for the 2000 period increased $616,000 to $2,318,000. These factors collectively resulted in PPP-AZ recognizing a pre-tax loss of $132,000 as compared to a pre-tax profit of $238,000 in 1999. The increased operating expenses resulting from expansion of operations as well as erosion of the company dollar is being confronted by management and it is anticipated that brokerage operations in this market will recover and be profitable for the 2000 fiscal year.

     First Commercial recognized a pre-tax loss of $103,000 for the 2000 period, as compared to $81,000 in 1999. Despite the aforementioned increase in revenues of $71,000 or 12% over 1999, the company dollar actually decreased by $4,000 or 2% to $246,000, due to a high split agent closing a large transaction during the 2000 period. The other major component effecting comparability between the two periods was a $16,000, or 5% increase in operating expenses which is primarily the result of growth initiatives. Based upon projected commission revenues from closings through fiscal year end, management believes that First Commercial will generate pre-tax profits for the 2000 fiscal year.


Construction and Land Development Segment:

The construction and land development segment operates primarily in the Albuquerque, Rio Rancho and Los Lunas, New Mexico metropolitan areas, with the exception of commercial construction operations, which has performed several contracts in other regions throughout the United States. The Company is currently in the final stages of establishing a satellite office for its commercial construction operations in Phoenix, Arizona.

Construction is comprised of the residential and commercial operations of Charter Building & Development Corp. (Charter) and Amity, Inc. (d.b.a. Realco Construction), respectively. This segment also includes development activities consisting of the acquisition of raw land for development into residential homesite lots, which are sold to Charter or to other builders. Such land development projects may be performed under joint venture agreements or entirely by the Company.

   For the Quarter Ended March 31, 2000

     This segment experienced a decline in pre-tax profits of $37,000 to $6,000 for the quarter ended March 31, 2000. While total construction sales for this segment increased $213,000 or 4%, gross profit on such sales only increased 1%. Within this 1% variance, gross profits from residential construction decreased $125,000, while gross profits from commercial construction increased $126,000. Both of which are discussed in more detail below. Operating expenses for this segment increased $110,000 or 19% for the 2000 quarter, which is primarily the result of increased selling, general and administrative expenses associated with operations of TI Construction, Inc., which was acquired by Realco Construction effective August 1, 1999.

     Operations of Charter resulted in a pre-tax loss of $108,000 for the March 31, 2000 quarter as compared to a pre-tax profit of $3,000 in 1999. This decline in profitability is the result of the aforementioned $125,000 decrease in gross profit on home sales and a $19,000 increase in operating expenses to $416,000, as offset by a $13,000 increase in gross profit on lot sales and a $26,000 increase in interest and other income.

     While the decrease in Charter home sales of $450,000 or 12% to $3,467,000 in the 2000 quarter, gross profits decreased $125,000 or 32% to $271,000. This larger than expected decrease in gross profit is primarily the result of losses taken on two speculative/model homes in which there was a change in product line for this particular subdivision, making the sale of these homes difficult, as well as a loss recognized on the sale of a custom home due to poor cost controls. The increasing mortgage rates have had a negative effect on Charter's sales volume, however, based upon customer traffic at subdivisions and recently signed contracts, it appears that sales volume is in the process of recovering to some extent.

     Revenues from Realco Construction's operations totaled $1,819,000 for the quarter ended March 31, 2000, which represents an increase of $664,000 or 57% over 1999. This increase is the result of increased marketing efforts of tenant improvement work, as well as the acquisition of TI late in fiscal 1999. As a result of implementing better cost controls, gross profits increased 131% or $232,000 in the 2000 quarter. Such increases in gross profits were offset largely by an increase in operating expense of $119,000 to $212,000. This substantial increase in operating expenses is the result of establishing an administrative infrastructure to support a much higher volume of construction operations. While management is identifying and making some administrative cost reductions, the trend of increasing revenues must continue in order to result in profitable operations.

     The Company's land development activities experienced a decrease in revenues from lot sales of $38,000 to $481,000 in the 2000 quarter. However, such sales were more profitable in the 2000 quarter resulting in a $26,000, or 19% increase in gross profit to $164,000. After considering a $29,000 decrease in operating expenses and a nominal increase in interest and other income, such operations resulted in a pre-tax profit of $96,000 as compared to $31,000 in the 1999 quarter.

     Profits on lots sold to Charter, either directly by a subsidiary or by a joint venture, are eliminated in consolidation of this segment until the lot is removed from Charter's inventory. Such deferred profits totaled $152,000 at March 31, 2000.

   For the Six Months Ended March 31, 2000

     The period's total operating revenues for this segment increased $2,660,000 to $13,960,000, or 24%, over 1999. Additionally, this segment recognized a pre-tax profit of $18,000 compared to $560,000 in 1999. The decrease in earnings is primarily the result of $550,000 of non-recurring income recognized in the 1999 period.


     Charter's  residential  construction  revenues  for  the  period  increased
$966,000 or 12% over 1999. Despite the increase in revenues, gross profit actually decreased by $6,000 to $689,000. This decrease in gross profit is the result of problems the company is encountering in cost control (estimating and field changes) as well as increasing incentives to customers in an attempt to promote sales which have become slower due to increases in mortgage rates. Given this decrease in gross profit and increases in operating expenses, Charter incurred a pre-tax loss of $162,000 as compared to $125,000 in 1999. Management has implemented some changes which are expected to reduce operating expenses and is in the process of evaluating its cost control methods.

     Revenues from Realco Construction's commercial construction operations for the period totaled $3,505,000, as compared to $1,757,000 for the 1999 period, resulting in a 99% increase. This increase in revenues as well as improved cost controls, resulted in a $228,000, or 131%, increase in gross profit to $402,000 in the 2000 period. Similar to the quarterly analysis, this increase in gross profit was offset by a $227,000 increase in operating expenses, resulting in a pre-tax loss of $25,000 for the 2000 period, as compared to $27,000 in the 1999 period. The increased level of operating costs are expected to continue, however higher future production is expected to sustain such costs.

     The Company's land development activities experienced a decrease of $110,000, or 8% in revenues and a $506,000 decrease in pre-tax earnings to $206,000 in 2000. The decrease in revenues and earnings is the result of non-recurring other income of $550,000 being reported in the 1999 period. After adjustment for this item, revenues from on-going operations actually increased 61% to $1,342,000 in the 2000 period, and pre-tax earnings from on- going operations increased $44,000 to $206,000. Gross profit from lot sales increased $140,000 or 52% to $407,000 in the 2000 period, however an increase of $82,000 or 59% in operating expenses limited the increase in pre-tax profits. This increase in operating expenses includes $45,000 in selling, general and administrative expenses and $37,000 in interest expense. Such expenses reflect carrying costs associated with subdivisions, including debt service, property taxes, homeowners dues and lot maintenance.


Financial Services Segment:

The financial services segment consists of operations of the parent company, Great American Equity Corporation (GAEC) and PHS, Inc.

In addition to financial services performed directly by the Company, operations also include the Company's share of earnings from various equity method investees who perform financial services. Such investees include a 50% equity interest in PHS Mortgage Company, a full service residential mortgage banker, and an approximately 11% interest in MI Acquisition Corporation, the parent company of Miller & Schroeder Inc., an investment banker specializing in debt securities.

   For the Quarter Ended March 31, 2000

     The Financial Services segment, which also includes certain unallocated operating expenses of the parent company, realized a pre-tax profit of $75,000 for the quarter ended March 31, 2000 as compared to $73,000 in 1999. While this represents a nominal increase in earnings, there were several

significant variances within this amount, which are discussed in more detail below. Also reported in this quarter is the aforementioned other comprehensive income of $531,000 associated with the Company's common stock holdings of Arinco.

     Net equity earnings recognized from PHS were $81,000, as compared to $150,000 in the 1999 quarter. This decrease in earnings is the result of a downturn in mortgage activity due to increasing interest rates and increased operating costs associated with growth initiatives.

     The Company recognized a loss of $42,000 as compared to earnings of $101,000 for the 1999 period relating to its equity interest in MI Acquisition Corporation. The decrease in earnings of this investee is primarily attributable to temporary declines in revenues and timing of individually significant investment banking deals.

     GAEC experienced a $38,000 increase in pre-tax profit to $59,000 for the 2000 quarter. This increase is primarily the result of equity earnings of $20,000 earned on its minority interest in Hill Park Associates, a limited partnership with real estate holdings (condominiums) in New York and an increase in interest income of $16,000 earned on intercompany working capital advances to PPP-NM. Such intercompany income is eliminated in consolidation.

     An increase in interest and other income of $136,000, consisting primarily of gains on sales of securities and a decrease of $57,000 in interest expense due to principal reductions on subordinate debt are the other significant fluctuations within the operations of this segment.

   For the Six Months Ended March 31, 2000

     The Financial Services segment realized a pre-tax profit of $72,000 as compared to $42,000 for the 1999 period. This increase in earnings was attributable to several factors; the most significant of which include a $215,000 decrease in equity earnings of investees, an increase in interest and other income of $169,000 consisting primarily of gains on sale of securities, and a $57,000 decrease in interest expense due to scheduled principal reductions in outstanding debt.

     Net equity earnings recognized by PHS, Inc. from its interest in PHS Mortgage totaled $131,000 for the 2000 period, as compared to $223,000 in 1999.

     The Company recognized a loss of $40,000 for its equity interest in MI Acquisition Corporation, as compared to earnings of $92,000 in 1999. This decrease is primarily attributable to temporary declines in sales and trading revenues of this company.

     GAEC experienced a $58,000 increase in pre-tax operating profits to $94,000 for the 2000 period. This increase relates primarily to the aforementioned interest charges on intercompany advances to PPP-NM.


Liquidity and Capital Resources
-------------------------------

The Company's liquidity consists primarily of cash, trade accounts receivable, inventories and construction advances collateralized by

inventory. It is expected that future cash needs will be financed by a combination of cash flows from operations, future advances under construction loans, and if needed, other financing arrangements, which may be made available to the Company. The Company does not have any material commitments for capital expenditures for fiscal 2000.

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


Forward Looking Statements
--------------------------

Investors are cautioned that certain statements contained in this document are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Statements which are predictive in nature, which depend upon or refer to future events or conditions constitute forward-looking statements. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, assumptions, and economic and market conditions in the real estate industry, among other things.


Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements made by the Company or Company management due to a number of factors. Important factors that could cause such differences include but are not limited to, changes in general economic conditions either nationally or in regions in where the Company operates or may commence operations, employment growth or unemployment rates, availability and costs of land and homebuilding materials, labor costs, interest rates, prevailing rates for sales associate commission structures, industry competition and regulatory developments.


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

The Company continues to remain alert to potential problems arising from Year 2000, but management believes the Company is adequately prepared for such problems in the unlikely event that they do occur. Furthermore, management does not anticipate incurring any additional costs relating to this issue.


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

Item 2.  CHANGES IN SECURITIES

     None.

Item 3.  DEFAULTS IN SENIOR SECURITIES

     None

Item 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     The following items were voted for in person, or by proxy at the Annual Shareholders meeting held on March 10, 2000:

     Election of Directors                         For          Against
     ---------------------                     -----------    -----------

     James A. Arias                             2,312,976         35,850
     Bill E. Hooten                             2,191,976        165,850
     Arthur A. Schwartz                         2,312,976         35,850
     Marshall Blumenfeld                        2,312,976         35,850
     Martin S. Orland                           2,312,976         35,850
     Noel Zeller                                2,312,976         35,850

     Amendment of Company's Articles
            of Incorporation                       For          Against
     --------------------------------          -----------    -----------

     Increase in authorized shares of
       no par value common stock from
       6,000,000 to 50,000,000                  2,316,876         40,950

Item 5.  OTHER INFORMATION

     None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) There are no exhibits filed with this Report.
     (b) The Registrant filed Form 8-K dated March 10, 2000 reporting matters under Item 5, Other Events.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


REALCO, INC.


Date: May 12, 2000

               /s/ JAMES A. ARIAS
               ---------------------------------------
               James A. Arias, President and Chief
                 Executive Officer


Date: May 12, 2000

               /s/ CHRIS A. BRUEHL
               ---------------------------------------
               Chris A. Bruehl, Senior Vice President
                 and Chief Financial Officer