Form 10-Q
period 2000-06-30
REALCO INC /NM/
filed 2000-08-14
CIK 82409

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

As of August 10, 2000 the Company had approximately 2,923,000 shares outstanding of its no par value common stock, the Company's only class of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                             REALCO, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                 (Dollars in thousands)

                                                    June 30,
                                                      2000      September 30,
                                                  (unaudited)       1999
                                                  -----------    -----------
ASSETS
  Cash and cash equivalents                       $     1,289    $     3,688
  Restricted cash                                         404            367
  Available for sale securities                           878             -
  Accounts and notes receivable, net                    2,247          1,899
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                      62            482
  Inventories                                          12,524         14,932
  Property & equipment, net                             1,931          1,935
  Investments - equity method                             574          1,744
  Investment - cost method                              1,210             -
  Deferred income taxes                                    22            117
  Cost in excess of net assets acquired, net            2,175          1,605
  Other assets                                            721          1,043
                                                  -----------    -----------
                                                  $    24,037    $    27,812
                                                  ===========    ===========
LIABILITIES
  Notes payable                                   $     4,592    $     5,214
  Lease obligations                                       567            743
  Construction advances and notes payable,
    collateralized by inventories                       6,056          6,797
  Accounts payable and accrued liabilities              2,715          4,293
  Escrow funds held for others                            404            367
                                                  -----------    -----------
            Total liabilities                          14,334         17,414

STOCKHOLDERS' EQUITY
  Preferred  stock  -  authorized,   500,000   shares  Series  A  -  issued  and
    outstanding, 79,969
      shares, stated at liquidation value                 799            799
    Series B - issued and outstanding, 212,859
      shares, stated at liquidation value               2,129          2,129
    Common stock - no par value; authorized,
      50,000,000 shares; issued 2,924,038 shares
      and 2,894,038, respectively                       7,966          7,909
  Accumulated other comprehensive income                  338             -
  Accumulated deficit                                  (1,527)          (408)
                                                  -----------    -----------
                                                        9,705         10,429
      Less 700 and 11,000 shares common stock
        held in treasury, respectively - at cost            2             31
                                                  -----------    -----------
                                                        9,703         10,398
                                                  -----------    -----------
                                                  $    24,037    $    27,812
                                                  ===========    ===========

                                See accompanying notes.

                             REALCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           Three months ended June 30,
                (Dollars in thousands, except per share amounts)

                                                            (unaudited)
                                                          2000        1999
                                                        --------    --------

REVENUES
  Brokerage commissions and fees                        $  8,019    $  6,820
  Construction sales                                       5,616       5,864
  Sales of developed lots                                    772         731
  Equity in net earnings of investees                         69          67
  Interest and other, net                                     39          63
                                                        --------    --------
                                                          14,515      13,545

COSTS AND EXPENSES
  Cost of brokerage revenue                                5,904       4,898
  Cost of construction sales                               5,003       5,227
  Cost of developed lots sold                                582         597
  Selling, general, administrative and other               2,641       2,259
  Depreciation and amortization                              248         150
  Interest                                                   221         211
                                                        --------    --------
                                                          14,599      13,342
                                                        --------    --------
Earnings (loss) before income taxes                          (84)        203

INCOME TAX EXPENSE                                           128          81
                                                        --------    --------
         NET EARNINGS (LOSS)                                (212)        122

PREFERRED STOCK DIVIDEND REQUIREMENT                          28          30
                                                        --------    --------
         NET EARNINGS (LOSS) APPLICABLE
           TO COMMON SHARES                             $   (240)   $     92
                                                        ========    ========

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

  Net earnings (loss) per common share before
    preferred stock dividend requirement                $   (.07)   $    .04
                                                        ========    ========
  Net earnings (loss) per common share after
    preferred stock dividend requirement                $   (.08)   $    .03
                                                        ========    ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             2,903,000   2,767,000
                                                       =========   =========

                                See accompanying notes.

                             REALCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           Nine months ended June 30,
                (Dollars in thousands, except per share amounts)

                                                            (unaudited)
                                                          2000        1999
                                                        --------    --------

REVENUES
  Brokerage commissions and fees                        $ 20,819    $ 18,531
  Construction sales                                      17,955      15,490
  Sales of developed lots                                  2,339       1,798
  Equity in net earnings of investees                        177         425
  Interest and other, net                                    297         704
                                                        --------    --------
                                                          41,587      36,948

COSTS AND EXPENSES
  Cost of brokerage revenue                               15,413      13,068
  Cost of construction sales                              16,252      13,984
  Cost of developed lots sold                              1,712       1,381
  Selling, general, administrative and other               8,072       6,999
  Depreciation and amortization                              652         421
  Interest                                                   684         707
                                                        --------    --------
                                                          42,785      36,560
                                                        --------    --------
Earnings (loss) before income taxes                       (1,198)        388

INCOME TAX EXPENSE (BENEFIT)                                 (79)        139
                                                        --------    --------
         NET EARNINGS (LOSS)                              (1,119)        249

PREFERRED STOCK DIVIDEND REQUIREMENT                          84          90
                                                        --------    --------
         NET EARNINGS (LOSS) APPLICABLE
           TO COMMON SHARES                             $ (1,203)   $    159
                                                        ========    ========

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

  Net earnings (loss) per common share before
    preferred stock dividend requirement                $   (.39)   $    .09
                                                        ========    ========
  Net earnings (loss) per common share after
    preferred stock dividend requirement                $   (.42)   $    .06
                                                        ========    ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             2,892,000   2,767,000
                                                       =========   =========

                                See accompanying notes.

                             REALCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Nine months ended June 30,
                                 (Dollars in thousands)

                                                            (unaudited)
                                                          2000        1999
                                                        --------    --------
Cash flows from operating activities
  Net earnings (loss)                                   $ (1,119)   $    249
  Adjustments to reconcile net earnings (loss) to
    net cash provided by operating activities
       Depreciation and amortization                         652         421
       Accretion of discount on notes payable                 32          41
       Net distributions in excess of earnings of
         investees                                            21         146
       Gain on sale of securities                           (118)        (19)
       Gain on sale of property and equipment                 (9)         -
       Provision for deferred income taxes                    95         144
       Change in operating assets and liabilities
         Increase in accounts receivable                    (327)       (132)
         Decrease in inventories                           2,408       1,784
         Decrease (increase) in net billings related
           to costs and estimated earnings on
           uncompleted contracts                             420        (332)
         (Increase) decrease in other assets                (189)         36
         (Decrease) increase in accounts payable and
           accrued liabilities                            (1,680)        700
                                                        --------    --------
         Net cash provided by operating activities           186       3,038

Cash flows from investing activities
  Purchases of property and equipment                       (142)       (582)
  Proceeds from the sale of property and equipment            13          -
  Purchase of securities available for sale                 (995)       (421)
  Proceeds from the sale of securities available
    for sale                                               1,008         450
  Advances on notes receivable                              (157)       (554)
  Receipts on notes receivable                               194       1,281
  Payments for businesses acquired, net
    of cash acquired                                        (756)       (420)
                                                        --------    --------
         Net cash used in investing activities              (835)       (246)

Cash flows from financing activities
  Construction advances and notes payable, net              (741)     (1,920)
  Payments on capital lease obligations and
    long term debt                                        (1,100)     (1,400)
  Proceeds from borrowings under long term debt               69          -
  Issuance of treasury stock                                  33          -
  Purchase of treasury stock                                 (11)         -
                                                        --------    --------
         Net cash used in financing activities            (1,750)     (3,320)
                                                        --------    --------

    NET DECREASE IN CASH AND CASH EQUIVALENTS             (2,399)       (528)

Cash and cash equivalents at beginning of period           3,688       3,788
                                                        --------    --------
Cash and cash equivalents at end of period              $  1,289    $  3,260
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
                                                        ========

In June 2000, the Company purchased all the outstanding stock of Financial Services Group, Inc. in exchange for 680,000 shares of Company common stock. In connection with this acquisition, liabilities were assumed as follows:

    Fair value of assets acquired, including
      650,000 shares of Realco common stock
      which was cancelled and cash of $46               $  1,546
    Stock issued                                          (1,445)
                                                        --------
    Liabilities assumed                                 $   (101)
                                                        ========




                                See accompanying notes.

                             REALCO, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     June 30, 2000



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Realco, Inc. and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. For further information refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended September 30, 1999.

1.  Principles of Consolidation:

The consolidated  financial  statements include the accounts of Realco, Inc. and
its  wholly-owned   subsidiaries.   All  material   intercompany   accounts  and
transactions have been eliminated in consolidation.

2.  Earnings (Loss) Per Share:

Earnings (loss) per common share is calculated based on the weighted average number of shares outstanding during the year.

3.  Other Comprehensive Income (Loss):

Total comprehensive income (loss) for the periods ended June 30 is as follows:

                                            2000             1999
                                         ----------       ----------

      Three months ended                 $ (405,000)      $  131,000
      Nine months ended                    (781,000)         289,000

4.  Available for Sale Securities:

As a result of a March 28, 2000 capital infusion and committing to a new line of business, Arinco Computer Systems Inc. ("Arinco"), which was a relatively inactive over the counter traded stock, experienced substantial stock price appreciation and increases in trading volume. As the Company owns 285,000 shares of common stock of Arinco and accounts for this investment as an available for sale security, other comprehensive income (loss), net of deferred income taxes, of ($193,000) and $338,000 was recognized on unrealized gains (losses) during the three and nine months periods ended June 30, 2000, respectively.

5.  Investments:

Effective May 1, 2000 the Company adopted the cost method to account for its investment in MI Acquisition Corporation. As a result of additional stock offerings by this privately owned financial services company, the Company's equity position has been diluted to a level which no longer supports accounting for this investment under the equity method.

6.  Segment Information:

The Company operates in the following segments: real estate brokerage, residential construction and land development, commercial construction, and financial services. In the Company's annual report on Form 10-K for the fiscal year ended September 30, 1999, commercial construction activities were included in the "Construction and Land Development Segment". Due to recent growth in these operations, a commercial construction segment has been established for reporting purposes in fiscal 2000.

Information concerning the Company's business segments for the periods ended June 30 is as follows:

    Three months ended:
                                             2000             1999
                                         ------------     ------------
      Revenues
        Real estate brokerage            $  8,019,000     $  6,818,000
        Residential construction
          and land development              4,940,000        5,800,000
        Commercial construction             1,475,000          806,000
        Financial services                    262,000          312,000
                                         ------------     ------------
        Total for reportable segments      14,696,000       13,736,000
        Intersegment elimination             (181,000)        (191,000)
                                         ------------     ------------
          Total revenues                 $ 14,515,000     $ 13,545,000
                                         ============     ============

      Operating profit (loss)
        Real estate brokerage            $   (224,000)    $    (17,000)
        Residential construction
          and land development                199,000          215,000
        Commercial construction                 3,000          (10,000)
        Financial services                    (62,000)          15,000
                                         ------------     ------------
        Earnings (loss) before taxes     $    (84,000)    $    203,000
                                         ============     ============

    Nine months ended:
                                             2000             1999
                                         ------------     ------------
      Revenues
        Real estate brokerage            $ 20,835,000     $ 18,571,000
        Residential construction
          and land development             15,394,000       15,342,000
        Commercial construction             4,980,000        2,563,000
        Financial services                    926,000          986,000
                                         ------------     ------------
        Total for reportable segments      42,135,000       37,462,000
        Intersegment elimination             (548,000)        (514,000)
                                         ------------     ------------
          Total revenues                 $ 41,587,000     $ 36,948,000
                                         ============     ============

      Operating profit (loss)
        Real estate brokerage            $ (1,427,000)    $   (429,000)
        Residential construction
          and land development                241,000          801,000
        Commercial construction               (22,000)         (36,000)
        Financial services                     10,000           52,000
                                         ------------     ------------
        Earnings (loss) before taxes     $ (1,198,000)    $    388,000
                                         ============     ============

Operating profit consists of total revenues, less costs and expenses including interest expense on intercompany advances, but does not include income taxes.

7.  Income Taxes:

For the periods ended June 30, 2000, the Company's effective income tax rate differed from the federal statutory rate due to increases in the valuation allowance for deferred tax assets.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Operations
----------------------

Based upon the various lines of business in which the Company is engaged, it has defined the following operating segments for purposes of financial accounting and reporting: Real Estate Brokerage Segment, Residential Construction and Land Development Segment, Commercial Construction Segment, and Financial Services Segment.

The Company currently operates primarily within the Albuquerque, New Mexico and Phoenix, Arizona metropolitan areas. The Company recently opened a satellite office for commercial construction in Southern California. Since inception, management has planned on expanding operations and business concepts to other geographical areas, preferably to areas within the southwest United States having similar demographics.


   For the Quarter Ended June 30, 2000

     The Company experienced a consolidated pre-tax loss of $84,000 for the quarter ended June 30, 2000 compared to a pre-tax profit of $203,000 for the 1999 quarter. While total revenues increased $970,000, or 7%, to $14,515,000, total expenses increased $1,257,000, or 9%, to $14,599,000. Gross profit from the Company's brokerage, construction and land development operations outpaced the percentage increase in total revenues, as gross profit increased 8% or $225,000 to $2,918,000.

     As expected, the majority of this increase in total expenses represents cost of sales directly related to the increase in total revenues. However, selling, general and administrative expenses increased $382,000 or 17% to $2,641,000 for the 2000 quarter. This increase in operating expenses is attributable to the Company's growth strategy, however, management has determined that based upon current levels of operating revenues, such expenses must be reduced. As such, management continues to implement several cost control initiatives on a Company wide basis. Such initiatives are discussed in further detail in the Results of Operations by Operating Segment.


   For the Nine Months Ended June 30, 2000

     Operations for the period resulted in a pre-tax loss of $1,198,000 as compared to pre-tax earnings of $388,000 for the 1999 period. Consistent with the aforementioned quarterly operating results, the Company experienced an increase in total revenues of $4,639,000, or 13%, to $41,587,000 and an increase in total expenses of $6,225,000 or 17%, to $42,785,000 for the 2000 period. The increase in gross profit from the Company's brokerage, construction and land development operations lagged the sales increase percentage, as such gross profits increased $350,000 or 5% to $7,736,000. This is primarily due to the fact that the gross profit margin from brokerage operations decreased from 29% to 26% in the 2000 period. Such decrease is discussed in more detail in the results of operations for the Real Estate Brokerage Segment.

     This increase in gross profit was more than offset by a $1,073,000 or 15% increase in selling, general and administrative expenses.

     Other significant fluctuations between the two periods were a $248,000 decrease in equity earnings of investees in the 2000 period, a $231,000 increase in depreciation and amortization in the 2000 period, and a non- recurring gain of $550,000 recognized in the 1999 period. These significant items effecting operations are discussed in more detail in the Results of Operations by Operating Segment.

     As discussed in more detail in the result of operations from the Financial Services Segment, the Company generated $338,000 of other comprehensive income, net of deferred income taxes, during the 2000 period.


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


   For the Quarter Ended June 30, 2000

     This segment experienced a pre-tax loss of $224,000 for the 2000 quarter as compared to a pre-tax loss of $17,000 in 1999. Brokerage commissions and fees increased 18% to $8,019,000 for the 2000 quarter, while the company dollar (the portion of brokerage commissions and fees retained by the Company) only increased $194,000 or 10% over the 1999 quarter.

     The increase in company dollar was more than offset by an increase in selling, general and administrative expenses of $239,000 or 13% and an increase in depreciation and interest expense of $165,000 or 121%. The increase in operating expenses is primarily associated with PPP-AZ operations, which is the Company's strongest growth market while the increase in depreciation and interest expense is primarily associated with PPP-NM operations. Each of these items are discussed in more detail below.

     The operations of PPP-NM resulted in a pre-tax loss of $327,000 for the 2000 quarter, as compared to $173,000 for the 1999 quarter. This loss is a continuing trend due to past declines in market share and the inability to significantly reduce operating expenses. While brokerage commissions and fees increased $228,000 or 10% over the 1999 quarter, company dollar actually decreased $69,000 or 10%. This decline in company dollar is attributable to (1) offering higher splits to agents in an effort to improve retention and recruitment of agents and (2) an increase in the amount of production generated by the "top tier" agents who command higher splits. Management continues to implement plans to gradually recapture a higher company dollar, but retention issues prevent making drastic changes.

     Selling, general and administrative expenses of PPP-NM were comparable between the periods, but depreciation and amortization expense increased $29,000 or 109%, and interest expense increased $52,000 or 100%. The increase in interest expense is the result of interest paid on capital leases for furniture and equipment in the new office facility, as well as interest charges on intercompany working capital advances, which are eliminated in consolidation. The increase in depreciation expense is also the result of capital expenditures for the new office facility.

     Management continues to attempt to implement changes at PPP-NM to increase market share, reduce agent commission splits and reduce operating expenses. Recent reports from the Albuquerque Multiple Listing Service have indicated that PPP-NM is showing signs of regaining market share, as the company's listings taken for the three months ended June 30, 2000 have increased 27% over the same period in 1999.

     In connection with the Company's plan to consolidate four sales offices into a single, modern facility, a restructuring charge of $273,000 associated with lease abandonment expenses was accrued in the fourth quarter of fiscal 1998. Of this restructuring charge, $25,000 was utilized in the current quarter, resulting in an ending accrual of $152,000 for tenant improvements, vacancies and shortfalls on sublease revenues.

     PPP-AZ recognized pre-tax profits of $136,000 in the 2000 quarter compared to a pre-tax profit of $222,000 in 1999. While revenues increased $957,000 or 23% over 1999, the increase in company dollar was limited to $181,000 or 16%. This decline in company dollar (from 28% to 26% in 2000) is attributable to market pressures to recruit and retain agents, as well as small acquisitions of existing brokerages which had been paying higher splits to agents. This trend is being addressed by management through gradually reducing the splits paid to agents associated with recent acquisitions, as well as adjusting operating expenses as discussed below.

     Selling, general and administrative expenses of PPP-AZ increased 21% to $1,109,000 which is directly related to growth in the number of offices and agents. As profitability is down from the 1999 period, primarily due to the aforementioned decline in company dollar, management is actively reducing overhead where possible, as well as increasing the portion of operating and marketing costs reimbursed by agents. It is further expected that additional reductions to operating expenses will occur as recent acquisitions become more fully integrated into the previously existing operations.

     First Commercial, an Albuquerque based commercial brokerage company, recognized pre-tax profits of $5,000 in the 2000 quarter as compared to $48,000 in 1999. While brokerage commissions and fees, and the corresponding company dollar were comparable between the periods, selling, general and administrative expenses increased $50,000 or 36% over the 1999 period. This increase is attributable to management's growth initiative for this subsidiary, which recently increased its agent count and has newly established operations in Las Cruces, New Mexico. It is anticipated that agent production will soon support the increased level of operating expenses.


   For the Nine Months Ended June 30, 2000

     Brokerage commissions and fees for this segment increased $2,288,000 or 12%, to $20,819,000 for the 2000 period. This increase is attributable to additional revenues of $2,327,000 generated by PPP-AZ and $84,000 generated by First Commercial, as reduced by a $123,000 decrease from PPP-NM. Despite the increase in revenues, this segment experienced a pre-tax loss of $1,427,000 for the 2000 period as compared to $429,000 in 1999. This additional loss is the result of the Company retaining a lower average split of brokerage commissions (29% as compared to 26% in 1999) and a 9% or $512,000 increase in selling, general and administrative expenses, both of which are discussed in more detail in other sections of this report.

     The pre-tax loss reported by PPP-NM increased $447,000 to $1,260,000 in the 2000 period. Despite the nominal 2% decline in revenues, company dollar decreased 14% to $1,446,000 due to the factors discussed in the three months results of operations. Similar to the three month period; selling, general and administrative expenses were comparable between the periods, but depreciation and amortization, and interest expense increased $183,000 or 86% due to asset additions under capital leases and interest charges on intercompany working capital advances.

     As a result of the aforementioned $2,327,000 or 21% increase in revenues of PPP-AZ, company dollar increased 14% to $3,510,000 over the 1999 period. The increase in company dollar is not proportionate as a result of agents retaining a higher portion of the commission revenue due to the factors discussed in the three months results of operations. Operating expenses for the 2000 period increased $745,000 or 29% to $3,324,000. While this increase is directly attributable to internal growth as well as acquisitions, the current level of these expenses is excessive, and management continues to execute cost saving measures. As a result of updating of facilities and costs relating to acquisitions, depreciation and amortization expense increased $132,000 to $191,000 for the 2000 period.

     These factors collectively resulted in PPP-AZ recognizing pre-tax profits of $4,000 as compared to $460,000 in 1999.

     Effective January 1, 2000, PPP-AZ successfully completed the acquisition of certain assets and the business operations of Farnsworth Realty and Management Company ("Farnsworth"), a Mesa, Arizona based real estate broker. At the time of the acquisition, Farnsworth was already operating under a franchise agreement with Prudential Real Estate Affiliates, similar to PPP- AZ, providing for a much easier integration into existing operations. Consideration for this acquisition, which also included an unencumbered office building, consisted of a cash payment of $250,000, future cash payments of up to $150,000 and the assumption of approximately $51,000 in liabilities. A Form 8-K filing with audited financial statements was not required on this acquisition due to certain thresholds not being met.

     First Commercial recognized a pre-tax loss of $98,000 for the 2000 period, as compared to $32,000 in 1999. Despite generating the aforementioned 8% increase in revenues, company dollar only increased by $5,000 or 1% to $450,000 due to a high split paid on a large transaction during the 2000 period. The other major component effecting comparability between the two periods was a $66,000, or 15% increase in operating expenses which is primarily the result of the aforementioned growth initiatives.

Residential Construction and Land Development Segment:

The residential construction and land development segment operates primarily in the Albuquerque, Rio Rancho and Los Lunas, New Mexico metropolitan areas. This segment is comprised of the homebuilding operations of Charter Building & Development Corp. (Charter), as well as land development activities consisting of the acquisition of raw land for development into residential homesite lots, which are sold to Charter or to other builders. Such land development projects may be performed under joint venture agreements or entirely by the Company.

   For the Quarter Ended June 30, 2000

     This segment experienced a decline in pre-tax profits of $16,000 to $199,000 for the quarter ended June 30, 2000.

     Construction sales for this segment decreased 18% to $4,139,000 in 2000 due to the negative effect of increasing mortgage rates. Such sales resulted in gross profits of $431,000 as compared to $552,000 in 1999. Gross profit margins on home sales decreased approximately .5% to 10.4% due to sales price reductions and offering incentives to promote sales, as well as some initial pricing errors made on new models and options offered.

     Sales of developed lots showed a slight increase of 5% to $771,000 in 2000, as sales to builders other than Charter increased. However, due to an average profit margin of 25% recognized in 2000 as compared to 18% in 1999, gross profits from such sales increased 42% from $134,000 to $190,000 in 2000. This increase is attributable to a higher portion of lot sales coming from a particular subdivision, which is more profitable.

     Profits on lots sold to Charter, either directly by a subsidiary or by a joint venture, are eliminated in consolidation of this segment until the lot is removed from Charter's inventory. Such profits totaled $128,000 at June 30, 2000.

     As a result of principal reductions to outstanding debt, this segment decreased its interest expense for the 2000 quarter by $30,000 to $178,000. Selling, general and administrative expenses, depreciation and amortization and other income was relatively comparable between the periods.


   For the Nine Months Ended June 30, 2000

     Total revenues for this segment of $15,394,000 were comparable to the 1999 amount of $15,342,000. However, pre-tax profits decreased $560,000 to $241,000 in 2000. This decrease in earnings is the result of a previously reported $550,000 non-recurring income item recognized in the 1999 period.

     Year to date construction sales of $12,974,000 represent a less than 1% increase over 1999. This slight increase resulted from strong production in the first two quarters, as offset by a third quarter decrease. Gross profit margins on such sales decreased from 9.6% to 8.6% in 2000, yielding gross profits of $1,120,000 as compared to $1,246,000 in 1999. This decrease in gross profit is attributable to discounts and promotions offered to stimulate sales, pricing errors on new models and options, as well as losses incurred on sales of certain speculative and model homes which were not received well by customers.

     Sales of developed lots increased $541,000 or 30% to $2,339,000 in 2000. This increase is largely attributable to the sale of two estate sized lots which totaled $345,000. Such lots represent a portion of the five lots received for the assignment of a partnership interest as reported in prior filings. Gross profit margins on lot sales increased from 23% to 27% in 2000 due to the mix of lot sales from various subdivisions, thereby resulting in gross profits of $627,000 in 2000.

     Selling, general and operating expenses increased $182,000 or 24% to $949,000 in 2000. Of this increase, $137,000 is attributable to residential construction operations and $45,000 is attributable to increased carrying costs for land development operations. Certain cost control measures have been taken with respect to residential construction operations, but additional reductions may be necessary in the event sales volume does not increase in the near term.

     Other items effecting comparability between the periods is a $56,000 decline in interest expense to $565,000 resulting from debt reduction in the ordinary course of business, a $19,000 decrease in depreciation and amortization expense and a $27,000 increase in other income (excluding the aforementioned $550,000) which consists of construction management and commission fees earned.


Commercial Construction Segment:

Commercial construction operations, consist of Realco Construction, Inc. (previously operated under the name Amity, Inc.), which is based in Albuquerque, New Mexico. Realco Construction also operates from a satellite office in Southern California and has performed commercial construction contracts in numerous states.


   For the Quarter Ended June 30, 2000

     Revenues from Realco Construction's operations totaled $1,475,000 for the quarter ended June 30, 2000, which represents an increase of $669,000 or 83% over 1999. This increase is the result of increased marketing efforts of tenant improvement work, specialty projects, and the acquisition of TI Construction, Inc. ("TI") late in fiscal 1999. As a result of better estimating and cost controls, gross profits increased 113% or $96,000 in the 2000 quarter. Such increases in gross profits were offset largely by an increase in operating expense of $89,000 to $172,000. This substantial increase in operating expenses is the result of the TI acquisition, which provided an administrative infrastructure to support a much higher volume of construction operations. While management has identified and made some administrative cost reductions, additional reductions will be necessary to result in profitable operations based upon current revenues being generated.

     These factors collectively resulted in pre-tax profits for this segment of $3,000 as compared to a pre-tax loss of $10,000 in the 1999 quarter.


   For the Nine Months Ended June 30, 2000

     Revenues from commercial construction operations for the 2000 period totaled $4,980,000, as compared to $2,563,000 for the 1999 period, resulting in a 94% increase. This increase in revenues as well as the aforementioned improvements in estimating and cost controls, resulted in a $324,000, or 125%, increase in gross profit to $583,000 in the 2000 period. Similar to the quarterly analysis, this increase in gross profit was largely offset by a $317,000 or 116% increase in operating expenses, resulting in a pre-tax loss of $22,000 for the 2000 period, as compared to $36,000 in the 1999 period.


Financial Services Segment:

The financial services segment consists of operations of the parent company, Great American Equity Corporation (GAEC), PHS, Inc. (PHS), and the recently acquired Financial Services Group, Inc. (FSG).

In addition to financial services performed directly by the Company, operations also include the Company's share of earnings from a 50% equity interest in PHS Mortgage Company, a full service residential mortgage banker. Additionally, the Company has a minority interest in MI Acquisition Corporation, the parent company of Miller & Schroeder Inc., an investment banker specializing in debt securities.

FSG was acquired in a stock purchase by the issuance of 680,000 shares of common stock effective June 1, 2000. The primary assets of FSG were 650,000 shares of Realco common stock (which was cancelled upon closing the transaction) and an equity interest in a real estate partnership. This acquisition brings an additional financial services entity to the Realco structure, which will ultimately replace GAEC. It is anticipated that GAEC will be dissolved in the near term, as it is a New York corporation and the company no longer operates in that state. No Form 8-K was filed for this acquisition, as it did not meet certain reporting threshholds. This entity was previously under the control of James A. Arias, Realco's CEO.

   For the Quarter Ended June 30, 2000

     The Financial Services segment, which also includes certain unallocated operating expenses of the parent company, realized a pre-tax loss of $62,000 for the quarter ended June 30, 2000 as compared to a pre-tax profit of $15,000 in 1999. Additionally, this segment recognized an other comprehensive loss of $193,000 due to declines in market value of available for sale securities, which is discussed in more detail in the nine months ended June 30, 2000 section below.

     Net equity earnings recognized from PHS were $62,000, as compared to $68,000 in the 1999 quarter. This nominal decrease in earnings is the result of a downturn in mortgage activity due to increasing interest rates and increased operating costs associated with growth in Phoenix.

     The Company recognized earnings of $15,000 in April 2000 as compared to a loss of $3,000 for the 1999 quarter relating to its equity interest in MI Acquisition Corporation. The increase in earnings of this investee is primarily attributable to timing of individually significant investment banking transactions. As a result of an additional stock offering by MI Acquisitions Corporation in May 2000, the Company's equity position was diluted to a level, which no longer supported accounting for this investment under the equity method. Accordingly, the Company adopted the cost method to account for this privately owned company effective May 1, 2000.


     Interest income of this segment decreased $53,000 to $181,000 in 2000 due to the gradual depletion in available working capital of this segment.

     Other significant items effecting the operations of the segment was an increase in selling, general and administrative expenses of $46,000 to $180,000 relating primarily to funding higher than usual claims for the employee welfare plan, and a $23,000 decrease in interest expense due to scheduled principal reductions on outstanding debt.


   For the Nine Months Ended June 30, 2000

     This segment realized a pre-tax profit of $10,000 as compared to $52,000 for the 1999 period. This decrease in earnings was effected by several factors; the most significant of which include a $198,000 decrease in equity earnings of investees, an increase in interest and other income of $138,000 consisting primarily of gains on sale of securities, a $61,000 increase in general and administrative expenses due to costs associated with employee benefit plans, and a $80,000 decrease in interest expense due to scheduled principal reductions in outstanding debt.

     Additionally, this segment realized other comprehensive income of $338,000, net of income taxes on unrealized appreciation of available for sales securities. As previously reported, the Company owns 285,000 shares of common stock of Arinco Computer Systems Inc. ("Arinco"), which was an inactive corporation that maintained its registration with the SEC and was traded in the over the counter market under the symbol "ARCU". On March 27, 2000, Arinco closed a securities purchase agreement with Pangea Internet Advisors LLC, an internet venture capital company. This agreement provided for the sale of $40 million of newly-issued preferred stock. Due to these events, the trading price of Arinco increased substantially, resulting in other comprehensive income of approximately $338,000 for the Company, which consists of unrealized gains on available for sale securities, net of a $226,000 deferred income tax liability. Such other comprehensive income is a component of equity and is not recognized in the statement of operations.

     Net equity earnings recognized by PHS, Inc. from its partnership interest in PHS Mortgage totaled $193,000 for the 2000 period, as compared to $291,000 in 1999. This decline is the result of a lower capture rate of in-house referrals from agents and fewer mortgage transactions due to higher interest rates. Management has been working with office managers and agents in an effort to increase in-house referrals, which appears to be working well in recent months.

     The Company recognized a loss of $35,000 for its equity interest in MI Acquisition Corporation, as compared to earnings of $89,000 in 1999. This decrease is primarily attributable to temporary declines in sales and trading revenues of this company and certain restructuring costs incurred.


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

The Company's projection of future cash requirements is affected by numerous factors, including but not limited to, changes in customer receipts, consumer industry trends, sales volume, operating cost fluctuations, acquisitions of existing businesses and unplanned capital spending.

As a result of obligations for past acquisitions, future acquisition opportunities, increases in operating expenses associated with growth of existing operations, and debt reduction requirements, management believes that it may be necessary to secure additional financing to sustain the Company's operations and anticipated growth for the ensuing twelve months.


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


Date: August 11, 2000

               /s/ JAMES A. ARIAS
               ---------------------------------------
               James A. Arias, President and Chief
                 Executive Officer


Date: August 11, 2000

               /s/ CHRIS A. BRUEHL
               ---------------------------------------
               Chris A. Bruehl, Senior Vice President
                 and Chief Financial Officer