Form 10-K
period 2000-09-30
REALCO INC /NM/
filed 2000-12-28
CIK 82409

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000

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



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares of the Registrant's common stock outstanding as of December 10, 2000 was approximately 2,959,000. The aggregate market value of the Registrant's common stock held by non- affiliates as of December 11, 2000 was approximately $6,773,000.

                   DOCUMENTS INCORPORATED BY REFERENCE

     Notice  of  2001  Annual  Meeting  of  Stockholders   and  Proxy  Statement
(incorporated into Part III).



                                  PART I


ITEM 1:  BUSINESS.

Realco, Inc., incorporated in 1983 under the laws of the State of New Mexico, and subsidiaries is hereinafter sometimes referred to as the "Registrant" or the "Company".

General
-------

The Company is an integrated real estate services company, which provides a wide range of real estate related products and services to customers primarily within the Albuquerque, New Mexico and Phoenix, Arizona metropolitan areas. The Company's operations are grouped into four principal segments - real estate brokerage services, residential construction and land development, commercial construction and financial services.

The Company's principal executive offices are located at 1650 University Blvd. NE, Suite 5-100, Albuquerque, New Mexico 87102 and its telephone number at that location is (505)242-4561.

Real Estate Brokerage Services:

This segment's operations consist of residential and commercial real estate brokerage services in the Albuquerque and Phoenix metropolitan areas.

Residential brokerage operations are conducted under a franchise agreement with Prudential Real Estate Affiliates (PREA) by two of the Company's principal subsidiaries, Hooten/Stahl Realtors, Inc. (d.b.a. Prudential Preferred Properties, New Mexico) and Mull Realty Company, Inc. (d.b.a. Prudential Preferred Properties, Arizona). Such operations consist of providing marketing services to buyers and sellers of residential real estate, providing relocation services, and to a lesser extent, providing residential property management. The Company's current franchise agreement with PREA expires in June 2001. While PREA had previously expressed an interest in renewing this agreement, the Company provided notification on October 10, 2000 that it does not intend to renew such agreement. The Company is currently pursuing other options with respect to branding its residential brokerage operations which includes, but is not limited to, private branding or other national branding.

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

Residential Construction and Land Development:

Residential construction is performed by Charter Building & Development, Corp. ("Charter"), an Albuquerque based subsidiary. Charter's operations can be described as that of a general contractor, whereby the majority of construction labor and materials needs associated with any given home are subcontracted to third parties. Residential construction is performed in the Albuquerque metropolitan area and at September 30, 2000, Charter had a backlog of 35 homes under contract with an indicated value of $5,000,000, as compared to 49 homes under contract with an indicated value of $8,000,000 in 1999.

The Company is also in the business of acquiring vacant land for the purpose of subdividing and developing such land into residential homesites. These activities are performed by Realco Land Development Division, an unincorporated division of the Company, in the Albuquerque metropolitan area. The homesites developed by this division are used internally by Charter as well as sold to third parties.

Commercial Construction:

Realco Construction, Inc., previously known as Amity, Inc., is the Company's Albuquerque based general contractor specializing in commercial construction. Late in fiscal 2000, this company opened an office in Irvine, California, which services that region, as well as Phoenix, Arizona.

Commercial construction projects consist primarily of tenant improvements, ground-up construction of small commercial buildings and commercial remodels. With the acquisition of certain net assets and business operations of TI Construction, Inc. (TI) in August 1999, the Company strengthened its multi-state presence and acquired an expertise in the construction of veterinary facilities.

At September 30, 2000, the Company had a backlog of commercial construction projects of $2,500,000 as compared to $2,300,000 in 1999.

Financial Services:

The Company provides financial services through its wholly owned subsidiaries Great American Equity Corporation (GAEC) and PHS, Inc. (PHS), as well as through its investment in MI Acquisition Corporation (MI), the parent company of Miller & Schroeder, Inc.

In the past, GAEC's lending activities included residential construction lending and homesite acquisition and development lending. These financing activities were performed under participation agreements with Albuquerque based financial institutions or private investors. Such activities are no longer a significant portion of Company operations.

The operations of PHS include a 50% partnership interest in PHS Mortgage Company, a full service residential mortgage banker. This partnership has operations at certain New Mexico and Arizona residential brokerage offices operated by the Company. As such, PHS receives the majority of its business through referrals from the Company's sales associates.

The Company owns a 10% equity position in MI, which is a financial services firm specializing in underwriting debt securities. James A. Arias, the Company's President and Chief Executive Officer serves on the Board of Directors and Audit Committee of MI and actively participates in certain cross marketing activities of services and products.

Operating Strategy
------------------

Since the completion of the Company's Initial Public Offering in February 1996, it has been the Company's intention to cross-market services between the primary business segments resulting in one stop shopping for the real estate related needs of its customers.

Management has determined in recent months that its best growth opportunities exist in the financial services industry. As a result of this determination, a Letter of Agreement was executed on October 9, 2000 with Equity Securities Investments, Inc. (ESI), a Minneapolis based broker and dealer in securities. This Letter of Agreement provides for the Company to acquire 100% of the outstanding stock of ESI in a tax-free, stock-for-stock transaction.

The ability of the Company to expand its business in recent years has been due in part to the addition of working capital from the public securities offering. The Company anticipates that it will require additional working capital at some future date to fund internal growth initiative and consummate additional acquisitions.

Financial Information
---------------------

Financial information about the Company's business segments can be found in Note K to the consolidated financial statements presented in Item 8 of this Form 10-K and is incorporated herein by reference.

Inventory Acquisition and Development
-------------------------------------

The Company's construction and land development segments are the only operations with significant inventory needs. Such inventory needs consist of homesites, building materials and labor. Residential homesites are acquired either by the purchase of developed lots from third parties or by the purchase of a parcel of undeveloped land which the Company develops. The Company has also entered into joint venture agreements with other builders and developers to acquire undeveloped parcels of land for development into homesites. At September 30, 2000, the Company owned or controlled through a combination of unencumbered ownership, debt financing and purchase agreements, over 347 developed homesites (as compared to 390 in 1999) within the Albuquerque, New Mexico metropolitan area. Such homesites are utilized by Charter's homebuilding operations and may also be sold to other homebuilders and individuals.

Acquisition of residential homesites is funded through the use of available cash of the Company or through secured loans with various financing sources. Financing is typically provided by local branches of financial institutions on such terms and conditions which are customary in the marketplace. In some instances, the Company may also secure subordinate debt on land inventory to reduce the loan to value position assumed by the financial institutions, without using internal working capital. Such subordinate debt is typically arranged by the Company's financial services subsidiary, GAEC, and participated out to high net worth individuals.

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

Internet Developments
---------------------

As part of the Company's focus to maximize opportunities and growth potential, the Company continues to strengthen its internet presence. Specifically, the Company's residential construction and land development segment has established a website which provides users with the Company's background and credentials, the Company's most popular floorplans, information on subdivisions where the Company is currently building and contact information. The Company's real estate brokerage services segment maintains websites which provide Company background and credentials, property listings, information on the local market, relocation services and contact information. In fiscal 2000, the Company implemented the technology to provide "Virtual Tours" and "Still Images" for property listings.

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

Work Force
----------

As of September 30, 2000, the Company's work force totaled approximately 1,170 people, including 180 employees and 990 real estate sales associates. Management of the Company believes that its relations with its personnel are satisfactory and none of its employees are represented by a union.

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

The Company leases space for 21 real estate brokerage offices in the Albuquerque, New Mexico and Phoenix, Arizona metropolitan areas. Such leases total approximately 112,000 square feet of office space with a monthly cost of approximately $141,000. Two of these office leases totaling 19,000 square feet have been abandoned by the Company and are currently sublet with monthly receipts of $18,000.

The Company's construction operations lease two office facilities in Albuquerque, New Mexico and one office facility in Irvine, California. These facilities, which include office space and workshop areas, total approximately 15,000 square feet and monthly rental costs total approximately $9,000.

Management believes all facilities are in adequate condition for their intended use and will not require substantial improvements through Fiscal 2001.


ITEM 3:  LEGAL PROCEEDINGS.

The Company is engaged in various legal proceedings incidental to its normal business activities. Management of the Company does not believe that the outcome of each such proceeding or all of them combined will have a material adverse effect on the Company's operations or financial position.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of the 2000 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.


                                     PART II


ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information
------------------

The Company's common stock is traded on the NASDAQ National Market under the symbol "RLCO". The following table sets forth for the periods indicated, the high and low sales prices as reported.

                                        Fiscal 2000           Fiscal 1999
                                     ------------------    -----------------
                                       High      Low         High      Low
                                     --------  --------    --------  --------

    First Quarter                       2.594     1.750       2.438     1.125
    Second Quarter                      2.625     1.719       2.875     1.150
    Third Quarter                       4.125     1.875       3.250     1.625
    Fourth Quarter                      2.750     1.250       3.000     1.625


Approximate Number of Holders of Common Stock
---------------------------------------------

As of December 11, 2000, there were approximately 700 holders of record of the Company's common stock.

Company Dividend Policy Disclosure
----------------------------------

The Company has not paid any dividends on its Common Stock since its initial public offering in February 1996 and expects that for the foreseeable future it will follow a policy of retaining any earnings in order to finance the continued development of its business. Payment of dividends is within the discretion of the Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of the Company, among other factors.




ITEM 6:  SELECTED FINANCIAL DATA.


                            Years ended September 30,
                            ------------------------------------------------
                              2000      1999      1998      1997      1996
                            --------  --------  --------  --------  --------

                    (In thousands, except per share amounts)

                               (a)                 (b)       (c)       (d)

Net sales                   $ 55,205  $ 48,328  $ 35,104  $ 28,681  $ 23,298

Income (loss) from
  continuing operations         (934)      276    (1,180)      330       132

Income (loss)from
  continuing operations
  per common share              (.36)      .10      (.47)      .07       .01

Total assets                  23,642    27,812    28,368    26,354    22,608

Long-term obligations          7,021     8,888    10,584    10,296     7,883

Cash dividends declared
  per common share                -         -         -         -         -

-----------------------

(a) The 2000 results were affected by the acquisition of Farnsworth Realty & Management Company on January 1, 2000 and the acquisition of Financial Services Group, Inc. on June 1, 2000.

(b) The 1998 results were affected by the acquisition of Cliff Winn, Inc. Realtors on February 1, 1998.

(c) The 1997 results were affected by the acquisition of Mull Realty Company, Inc. on January 1, 1997 and the acquisition of First Commercial Real Estate Services, Inc. on May 1, 1997.

(d) The 1996 results were affected by the acquisition of Amity, Inc. on July 1, 1996 and the issuance of debt and equity securities in connection with the Company's initial public offering on February 7, 1996.


ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview of Operations
----------------------

Operations for 2000 resulted in a pre-tax loss of $1,322,000 as compared to pre-tax earnings of $436,000 for 1999. The Company experienced an increase in total revenues of $6,223,000, or 13%, to $56,007,000 and an increase in total costs and expenses of $7,981,000 or 16%, to $57,329,000 for the 2000 period. The increase in gross profit from the Company's brokerage, construction and land development operations lagged the sales increase percentage, as such gross profits increased $623,000 or 6% to $10,303,000. This is primarily due to the fact that the gross profit margin from brokerage operations decreased from 27% to 26% and the gross profit margin from construction operations decreased from 10% to 9%. Such decreases are discussed in more detail in the results of operations by segment. Selling, general and administrative expenses increased $1,541,000 or 17% to $10,642,000 in 2000. Such increase is primarily associated with the growth of Phoenix based brokerage operations and commercial construction operations.

Other significant fluctuations affecting 2000 results of operations were a $509,000 or 56% decrease in interest and other income and a $295,000 or 49% increase in depreciation and amortization in the 2000 period. The decrease in interest and other income is primarily the result of a non-recurring gain of $550,000 recognized in the 1999 period, while the increase in depreciation and amortization is the result of rapid amortization of certain intangibles in a recent acquisition and depreciation associated with updates to office facilities for brokerage operations.

As discussed in more detail in the result of operations from the Financial Services Segment, the Company generated $757,000 of other comprehensive income, net of deferred income taxes, during the 2000 period.

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

In fiscal 1997, the Company acquired the outstanding common stock of Mull Realty Company (a Phoenix based residential and commercial real estate brokerage company, d.b.a. Prudential Preferred Properties, Arizona) for a cash payment of $359,000, the issuance of a $800,000 note payable and future contingent payments of up to $1,175,000. The Company also purchased the net assets and business of First Commercial Real Estate Services, Inc. (an Albuquerque based commercial real estate brokerage company) for a cash payment of $265,000 in 1997. Additionally, the Company purchased a minority interest in MI Acquisition Corporation, the parent company of Miller & Schroeder, Inc. for $1,000,000. MI is a financial services firm located in Minneapolis which specializes in debt securities.

In fiscal 1998, the Company acquired the outstanding common stock of Cliff Winn, Inc. Realtors (a Phoenix based residential real estate brokerage company) for a cash payment of $426,000 and future contingent payments of up to $963,000.

In fiscal 1999, the Company acquired certain net assets and the business of TI Construction, Inc. (TI). The acquisition of this commercial contractor which specializes in veterinary clinics was made through the issuance of 67,000 shares of Company common stock held in treasury.

In fiscal 2000, the Company acquired certain net assets and the real estate brokerage business of Farnsworth Realty & Management Company (a Phoenix based residential real estate brokerage company) for a cash payment of $125,000 and future contingent payments of up to $150,000.

In fiscal 2000, the Company also acquired the outstanding common stock of Financial Services Group, Inc. (FSG) for 680,000 common shares of Realco. The primary assets of FSG consisted of 650,000 common shares of Realco, which were cancelled upon delivery. This acquisition resulted in an additional financial services entity within the Realco structure, which will ultimately replace GAEC (a relatively inactive New York corporation). FSG was previously under the control of James A. Arias, Realco's President and Chief Executive Officer.

On October 9, 2000 the Company executed a Letter of Agreement with Equity Securities Investments, Inc. (ESI), a Minneapolis based broker and dealer in securities, whereby the Company will acquire 100% of the outstanding stock of ESI in a tax-free, stock-for-stock transaction. The agreement provides for the shareholders of ESI to receive approximately 1,500,000 shares of Company common stock, such shares representing approximately 30% of the then fully diluted outstanding common shares. This transaction will broaden the Company's focus on financial services and is expected to close in January 2000.

Results of Operations
---------------------

Based upon the various lines of business in which the Company is engaged, it has defined the following operating segments for purpose of financial accounting and reporting: Real Estate Brokerage Segment, Residential Construction and Land Development Segment, Commercial Construction Segment, and Financial Services Segment.

The Company currently operates within the Albuquerque, New Mexico, Phoenix, Arizona, and to a lesser extent Irvine, California metropolitan areas. Since inception, management has planned on expanding operations and business concepts to other geographical areas, preferably to areas within the southwest United States having similar demographics.

Real Estate Brokerage Segment:

The real estate brokerage segment consists of Prudential Preferred Properties, New Mexico (PPP-NM), Prudential Preferred Properties, Arizona (PPP-AZ), and First Commercial Real Estate Services, Inc. (First Commercial).

   Fiscal 2000 vs. 1999

     The residential resale market softened in Albuquerque and Phoenix in fiscal 2000. Additionally, as a result of continuing consolidations and mergers within the industry, competition for market share and quality sales associates increased in the current year.

     This segment experienced a pre-tax loss of $1,727,000 for 2000 as compared to a pre-tax loss of $495,000 in 1999. Brokerage commissions and fees increased $2,400,000 or 9% to $28,025,000 for 2000, while the company dollar (the portion of brokerage commissions and fees retained by the Company) only increased $286,000 or 4% to $7,296,000. The increase in company dollar was more than offset by an increase in selling, general and administrative expenses of $928,000 or 13% to $7,994,000 and an increase in depreciation and interest expense of $534,000 or 101% to $1,064,000. The decline in company dollar percentage from 27% in 1999 to 26% in 2000, as well as increased operating expenses are discussed in more detail below.

     The operations of PPP-NM resulted in a pre-tax loss of $1,462,000 for 2000, as compared to $1,097,000 for 1999. This loss is a continuing trend due to past declines in market share and the inability to significantly reduce operating expenses. While brokerage commissions and fees were comparable between the periods, resulting in less than a 1% decrease between the periods, $8,871,000 for 2000 as compared to $8,905,000 for 1999, company dollar actually decreased $182,000 or 8%. This decline in company dollar from 24.6% to 23% is attributable to (1) offering higher splits to agents in an effort to improve retention and recruitment of agents and (2) an increase in the amount of production generated by the "top tier" agents who command higher splits.

     Selling, general and administrative expenses of PPP-NM decreased $183,000 or 6% to $2,852,000 in 2000, but depreciation and amortization expense increased $106,000 or 91% to $223,000, and interest expense increased $213,000 or 113% to $402,000. The increase in interest expense is primarily attributable to interest charges in intercompany working capital advances, which are eliminated in consolidation, and to a lesser extent, interest paid on capital leases for furniture and equipment in the new office facility. The increase in depreciation and amortization expense is also the result of capital expenditures for the new office facility.

     Management continues to implement changes at PPP-NM in an effort to expand the revenue base and reduce operating expenses.

     In connection with the Company's plan to consolidate four sales offices into a single, modern facility, a restructuring charge of $273,000 associated with lease abandonment expenses was accrued in the fourth quarter of fiscal 1998. Of this restructuring charge, $38,000 was utilized in 1999, $98,000 was utilized in 2000, and a $108,000 credit was recorded as a revision of estimate in 2000, resulting in an accrued liability of $29,000 at September 30, 2000, which represents the anticipated present value of future obligation associated with these abandoned facilities. The revision of estimate was deemed appropriate in 2000, as the Company was able to secure tenants for these facilities for the remaining lease term and was also able to minimize its costs incurred to make these facilities ready for new tenants.

     PPP-AZ recognized a pre-tax loss of $39,000 in 2000 compared to a pre-tax profit of $663,000 in 1999. While revenues increased $2,542,000 or 17% to $17,673,000 in 2000, the increase in company dollar was limited to $506,000 or 12% to $4,660,000. This decline in company dollar (from 27% to 26%) is attributable to market pressures to recruit and retain agents, as well as recent acquisitions of existing brokerages which had been paying higher splits to agents. This trend is being addressed by management through gradually converting agents to existing commission plans, as well as adjusting operating expenses as discussed below.

     Selling, general and administrative expenses of PPP-AZ increased $1,004,000 or 29% to $4,442,000 which is directly related to growth in the number of offices and agents. Depreciation and amortization increased $175,000 or 196% to $264,000 in 2000 as a result of rapid amortization of intangibles associated with the acquisition of Farnsworth Realty & Management Company and depreciation associated with recent updates to office facilities.

     Management is actively reducing overhead where possible and is also evaluating agent commission plans and pass-through expenses to agents. It is further expected that additional reductions to operating expenses will occur as recent acquisitions become more fully integrated into the previously existing operations.

     First Commercial, an Albuquerque based commercial brokerage company, recognized a pre-tax loss of $135,000 in 2000 as compared to pre-tax earnings of $11,000 in 1999. Brokerage commissions and fees decreased $108,000 or 7% to $1,481,000 resulting in a decrease of $37,000 or 6% to $627,000 in company dollar. The overall decline in production was primarily the result of timing associated with closing significant transactions, as the commercial brokerage business is typically comprised of several large transactions. Selling, general and administrative expenses increased $106,000 or 18% to $708,000 in 2000. This increase is attributable to management's growth initiative for this subsidiary, which expanded its Albuquerque facilities to accommodate additional agents and opened an office in Las Cruces, New Mexico. It is anticipated that these increased facilities and operating costs will result in improved profitability in the future as new agents increase productivity.

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

     PPP-NM experienced a pre-tax loss of $1,097,000 in 1999, as compared to a $1,250,000 loss in 1998. This decrease of $153,000 is primarily attributable to $273,000 of lease abandonment costs accrued in the prior year, as offset by nominal changes in recurring operating expenses and company dollar.

     While PPP-AZ did increase its brokerage revenues by 22% in 1999 to $15,131,000, and increase its company dollar to 27%, as compared to 25% in 1998, operating expenses increased $1,137,000, or 48% to $3,530,000 in 1999. As a result, of these factors, pre-tax earnings only increased 38% to $663,000 in 1999. This increase in operating expenses is attributable to the higher sales volume, as well as higher facility costs associated with this subsidiary's expansion throughout the Phoenix metropolitan area.

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

   Fiscal 2000 vs. 1999

     Residential construction and land sales increased $1,704,000 or 9% to $21,220,000 in 2000. This increase in sales, as reduced by lower margins in construction and land sales, resulted in additional gross profits of $68,000 or 3% in 2000. While this increase is nominal in relation to total gross profits of $2,370,000 in 2000, net earnings from this segment decreased $458,000 to $465,000 in 2000. This decrease is primarily attributable to a non-recurring other income item in the amount of $550,000 recognized in 1999, which is discussed in more detail below.

     Residential construction sales of $18,272,000 represent a 7% increase over 1999. This increase resulted from strong production in the first, second and fourth, as offset by a third quarter decrease. Gross profit margins on such sales decreased from 9.8% to 8.7% in 2000, yielding gross profits of $1,594,000 as compared to $1,685,000 in 1999. This decrease in gross profit is attributable to discounts and promotions offered to stimulate sales, pricing errors on new models and options, as well as losses incurred on sales of certain speculative and model homes.

     Sales of developed lots increased $585,000 or 25% to $2,948,000 in 2000. This increase is largely attributable to the sale of three estate sized lots which totaled $510,000. Such lots represent a portion of the five lots received for the assignment of a partnership interest as reported in prior filings. Gross profit margins on lot sales remained constant at approximately 26%, resulting in gross profits of $776,000 in 2000.

     Profits on lots sold to Charter, either directly by a subsidiary or by a joint venture, are eliminated in consolidation of this segment until the lot is removed from Charter's inventory. Such profits totaled $184,000 and $15,000 at September 30, 2000 and 1999, respectively.

     Selling, general and operating expenses increased $174,000 or 16% to $1,240,000 in 2000. Of this increase, $122,000 is attributable to residential construction operations and $52,000 is attributable to increased carrying costs for land development operations. Certain cost control measures have been taken with respect to residential construction operations, but additional reductions may be necessary in the event sales volume does not increase in the near term.

     Other significant items affecting comparability between the periods is a $122,000 decline in interest expense resulting from debt reduction in the ordinary course of business, a $27,000 decrease in depreciation and amortization expense, a $111,000 increase in other income (excluding the aforementioned $550,000) which consists of construction management fees and sales commission spreads, and an $65,000 decrease in equity earnings of investees.

   Fiscal 1999 vs. 1998

     Residential construction and land sales increased $8,120,000 or 71% to $19,516,000 in 1999. This increase in revenues, as well as better profit margins contributed to a $1,893,000 increase in gross profit to $2,302,000 in 1999. As a result the additional gross profits and other income of $550,000 received in a lawsuit settlement relating to the operations of the land development division, this segment recognized a pre-tax profit of $923,000 in 1999 compared to a pre-tax loss of $968,000 in 1998.

     Residential construction sales for the period increased $7,028,000 or 69% over 1998. This increase was attributable to the line of value engineered houses being received well by the marketplace upon its introduction in the fourth quarter of 1998. This product line also contributed an increase in gross profit margin from 4.8% to 9.8% in 1999.

     Sales of developed lots increased $1,091,000 or 86% to $2,363,000 in 1999. This increase was primarily the result of Charter's higher demand for lots due to the aforementioned increase in residential construction sales. Gross profits on such sales increased $690,000 to $617,000 in 1999. Negative gross profits were recognized on lot sales in 1998 as a result of impairments recorded on certain lot inventories.

     Other significant factors affecting revenues of this segment were equity earnings of investees and other income. Specifically, equity earnings of investees decreased $127,000 to $36,000 in 1999, as a result of the completion of profitable joint venture and other income increased $569,000 to $624,000. The increase in other income relates to $550,000 received in connection with a lawsuit. Specifically, an agreement reached on December 30, 1998 provided for the Company to receive certain residential homesites valued at approximately $550,000 in consideration for its 50% interest in a joint venture, which received an award of $1,633,000 in a lawsuit. As this award was expected to go through an extensive future appeal process, management determined this exchange was in the best interest of the Company after considering risk and future legal costs.

     Selling, general and administrative expenses increased $172,000 or 19% to $1,066,000 in 1999. Such increase was a direct result of increased staffing requirements to administer the growth in operations generated by this segment in 1999. Depreciation and amortization increased from $123,000 to $127,000 in 1999 and interest expense increased $282,000 to $851,000 in 1999. The increase in interest expense is attributable to a $103,000 increase in construction interest and a $179,000 increase in land development interest. The increase in construction interest of 18% is directly attributable to the increased activity of Charter and the increase in land development interest is attributable to expensing interest incurred in 1999 on two projects which capitalized in 1998 as the projects were under development.

Commercial Construction Segment:

Commercial construction operations, consist of Realco Construction (previously operated under the name Amity, Inc.), which is based in Albuquerque, New Mexico. Realco Construction also operates from a satellite office in Southern California and has performed commercial construction contracts in numerous states. In 2000 the Company amended the articles of incorporation of Amity, Inc. to change its name to Realco Construction, Inc. in an effort to establish stronger name recognition outside the Albuquerque metropolitan area.

   Fiscal 2000 vs. 1999

     Revenues from commercial construction operations totaled $5,960,000 for 2000 as compared to $3,188,000 for 1999, resulting in a 87% increase. This increase consists of $1,806,000 which is primarily attributable to increased tenant improvement and non-recurring specialty projects, and $966,000 attributable to veterinary clinic revenues generated through the August 1999 acquisition of TI. Gross profits on such revenues were 10.6% or $636,000 in 2000, as compared to 11.5% or $367,000 in 1999. The decline in gross profit margin is primarily attributable to cost overruns associated with two significant projects in 2000.

     The $269,000 increase in gross profits on construction revenues was more than offset by a $322,000 or 64% increase in operating expenses for 2000. These factors, as well as a $28,000 reduction in other income resulted in a pre-tax loss of $184,000 for 2000 compared to a pre-tax loss of $103,000 for 1999.

     The increase in operating expenses is primarily the result of the TI acquisition which provided among other things, an administrative infrastructure to support a much higher volume of construction operations and to a lesser extent start-up costs associated with California operations. In recent months, reductions have been made to operating expenses and are now considered to be at a level which management believes will result in profitable operations in fiscal 2000.

   Fiscal 1999 vs. 1998

     Revenues from commercial construction operations totaled $3,188,000 in 1999, an increase of $1,464,000 or 85% over 1998. Despite this increase in revenues, a decrease in gross profit margins and a $197,000 or 75% increase in general and administrative expenses resulted in a pre-tax loss of $103,000 for 1999, as compared to a pre-tax loss of $66,000 in 1998. The increase in general and administrative expenses for the 1999 period consisted of $126,000 associated with internal growth and $71,000 associated with the acquisition of TI which did not provide any significant revenues for 1999.

Financial Services Segment:

The financial services segment consists of operations of the parent company, Great American Equity Corporation (GAEC) and PHS, Inc. (PHS), and the recently acquired Financial Services Group, Inc. (FSG).

In addition to financial services performed directly by the Company, operations also include the Company's share of earnings from a 50% equity interest in PHS Mortgage Company, a full service residential mortgage banker. Additionally, the Company has a minority interest in MI Acquisition Corporation ("MI"), the parent company of Miller & Schroeder Inc., an investment banker specializing in debt securities.

   Fiscal 2000 vs. 1999

     The financial services segment, which also includes certain unallocated operating expenses of the parent company, realized a pre-tax profit of $123,000 as compared to $111,000 for the 1999 period. This nominal increase in earnings was effected by several factors; the most significant of which include a $81,000 decrease in equity earnings of investees, and a $98,000 decrease in interest expense due to scheduled principal reductions in outstanding debt.

     Net equity earnings recognized by PHS from its partnership interest in a mortgage banker totaled $254,000 for the 2000 period, as compared to $353,000 in 1999. This decline is the result of a lower capture rate of in-house referrals from agents and fewer mortgage transactions due to higher interest rates. Management has been working with office managers and agents in an effort to increase in-house referrals, which appears to be working well in recent months.

     The Company recognized a loss of $35,000 in 2000 as compared to earnings of $140,000 in 1999 relating to its investment in MI. The decrease in profitability is primarily attributable to declines in sales and trading revenues of this company and certain restructuring costs incurred. As a result of an additional stock offering by MI Acquisitions Corporation in May 2000, the Company's equity position was diluted to a level, which no longer supported accounting for this investment under the equity method. Accordingly, the Company adopted the cost method to account for this privately owned company effective May 1, 2000.

     The Company recognized equity earnings of $176,000 from its minority interest in a partnership which sold its sole asset operations (a strip shopping center) for a gain. This minority interest is the result of venture capital operations of the Company prior to its reorganization and public offering in 1996.

     Additionally, this segment realized other comprehensive income of $757,000, net of income taxes on unrealized appreciation of available for sale securities in 2000. Such unrealized appreciation is primarily attributable to two investments, Change Technology Partners, Inc. ("CTPI") and Southwest Capital Corporation "(Southwest"). As a result of past venture capital operations, the Company owned stock in these two corporations which were inactive entities that maintained SEC registration and were traded in the over the counter market. In the past year, CTPI entered into a securities purchase agreement with a venture capital company and Southwest entered into a securities purchase agreement with a broker and dealer of securities. As a result of these transactions, substantial stock price appreciation occurred and the Company recognized other comprehensive income of $806,000, net of deferred income tax liabilities of $537,000. Such other comprehensive income is a component of equity and is not recognized in the statement of operations.

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

     Earnings from GAEC were comparable between the periods, $34,000 in 1999 as compared to $46,000 in 1998. While earnings were comparable, revenues decreased by $115,000 and expenses decreased $104,000. These decreases were the result of a reduction in financing activities performed by this subsidiary as a result of an increase in working capital being utilized by the real estate brokerage and construction operations.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity consists primarily of cash, trade accounts receivable, inventories and construction advances collateralized by inventory. It is anticipated that future cash needs will be financed primarily by cash flows from operations, future advances under construction loans and if needed, other financing arrangements, which may become available to the Company.

The Company's current projection of future cash requirements, is affected by numerous factors, including but not limited to, changes in customer receipts, consumer industry trends, sales volume, operating cost fluctuations, acquisitions of existing businesses and unplanned capital spending.

As a result of obligations for past acquisitions, future acquisition opportunities, increases in operating expenses associated with growth of existing operations, recurring operating losses and debt reduction requirements, management believes that it will be necessary to secure additional financing to sustain the Company's operations and anticipated growth for the ensuing twelve months.

On December 12, 2000, the Company received notification from one of its lenders, that it does not intend to renew a master construction loan agreement which matures on December 31, 2000. Such agreement provides for borrowings of up to $4,000,000 on individual home construction projects, including up to $900,000 on speculative and model homes. The lender further indicated that any loans outstanding under this agreement at December 31, 2000 will be permitted to remain outstanding, in accordance with previously existing terms and conditions. As a result of existing credit facilities with other lenders, this notification is not expected to impact the Company's ability to construct pre-sold homes. In the event the Company is not able to replace this credit facility or expand its current ability to finance speculative and model homes with other lenders, a reduction in the number of speculative and model homes constructed in the next fiscal year may occur.

The Company does not have any material commitments for capital expenditures for fiscal 2000.

Impact of Inflation
-------------------

The Company's business is significantly affected by general economic conditions, particularly by inflation and its generally associated adverse effect on interest rates. Although inflation rates have remained low in recent years, any significant raise in inflation rates would likely affect the Company's revenues and earnings power by reducing demand for real estate purchases.

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

Actual events and results may differ materially from those expressed or forecasted in the forward- looking statements made by the Company or Company management due to a number of factors. Important factors that could cause such differences include but are not limited to, changes in general economic conditions either nationally or in regions in where the Company operates or may commence operations, employment growth or unemployment rates, availability and costs of land and homebuilding materials, labor costs, interest rates, prevailing rates for sales associate commission structures, industry competition, and regulatory developments.


ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has no material market risk associated with interest rates, foreign currency exchange rates or commodity prices.


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.








              Report of Independent Certified Public Accountants



Shareholders
Realco, Inc.

We have audited the accompanying consolidated balance sheets of Realco, Inc. and Subsidiaries, as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Realco, Inc. and Subsidiaries, as of September 30, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for each of the three years in the period ended September 30, 2000. In our opinion, this schedule presents fairly in all material respects, the information required to be set forth therein.




GRANT THORNTON LLP

Oklahoma City, Oklahoma
November 17, 2000



                          REALCO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  September 30,

                             (Dollars in thousands)

                                                        2000         1999
                                                      --------     --------
ASSETS
  Cash and cash equivalents                           $  1,876     $  3,688
  Restricted cash                                          341          367
  Available for sale securities                          1,578           -
  Accounts and notes receivable, net                     2,670        1,899
  Cost and estimated earnings in excess of
    billings on uncompleted contracts                      156          482
  Inventories                                           10,462       14,932
  Property and equipment - at cost, net                  1,786        1,935
  Investments - equity method                              792        1,744
  Investments - cost method                              1,210           -
  Deferred income taxes                                     -           117
  Costs in excess of net assets acquired, net            2,126        1,605
  Other assets                                             645        1,043
                                                      --------     --------
                                                      $ 23,642     $ 27,812
                                                      ========     ========

LIABILITIES
  Notes payable                                       $  4,464     $  5,214
  Lease obligations                                        509          743
  Construction advances and notes payable,
    collateralized by inventories                        4,495        6,797
  Accounts payable and accrued liabilities               3,296        4,293
  Billings in excess of cost and estimated
    earnings on uncompleted contracts                      231           -
  Escrow funds held for others                             341          367
                                                      --------     --------
      Total liabilities                                 13,336       17,414

STOCKHOLDERS' EQUITY
  Preferred  stock  -  authorized, 500,000 shares
   Series  A  -  issued  and
    outstanding, 79,969
      shares, stated at liquidation value                  799          799
    Series B - issued and outstanding, 212,859
      shares, stated at liquidation value                2,129        2,129
  Common stock - no par value; authorized,
    50,000,000 shares; issued, 2,924,038 shares
    in 2000 and 2,894,038 shares in 1999                 7,965        7,909
  Accumulated deficit                                   (1,342)        (408)
  Accumulated other comprehensive income                   757           -
                                                       -------      -------
                                                        10,308       10,429
    Less common stock held in treasury - at cost,
      700 shares in 2000 and 11,000 shares in 1999           2           31
                                                      --------     --------
                                                        10,306       10,398
                                                      --------     --------
                                                      $ 23,642     $ 27,812
                                                      ========     ========


                             See accompanying notes.

                          REALCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years ended September 30,

              (Dollars in thousands, except per share amounts)

                                                2000       1999       1998
                                              --------   --------   --------
REVENUES
  Brokerage commissions and fees              $ 28,025   $ 25,625   $ 21,984
  Construction sales                            24,232     20,340     11,848
  Sales of developed lots                        2,948      2,363      1,272
  Equity in net earnings of investees              400        545        506
  Interest and other                               402        911        785
                                              --------   --------   --------
                                                56,007     49,784     36,395
COSTS AND EXPENSES
  Cost of brokerage revenue                     20,729     18,615     16,254
  Cost of construction sales                    22,001     18,287     10,953
  Cost of developed lots sold                    2,172      1,746      1,345
  Selling, general, administrative,
    and other                                   10,642      9,101      8,126
  Depreciation and amortization                    896        601        522
  Interest                                         889        998        711
                                              --------   --------   --------
                                                57,329     49,348     37,911
                                              --------   --------   --------

    Earnings (loss) before income taxes         (1,322)       436     (1,516)

INCOME TAX EXPENSE (BENEFIT)                      (388)       160       (336)
                                              --------   --------   --------

    NET EARNINGS (LOSS)                           (934)       276     (1,180)

PREFERRED STOCK DIVIDEND REQUIREMENT               112        (4)        120
                                              --------   --------   --------
    NET EARNINGS (LOSS) APPLICABLE
      TO COMMON SHARES                        $ (1,046)  $    280   $ (1,300)
                                              ========   ========   ========
BASIC AND DILUTED EARNINGS (LOSS)
  PER COMMON SHARE

    Net earnings (loss) per common
      share before preferred stock
      dividend requirement                    $   (.32)  $    .10   $   (.42)
                                              ========   ========   ========
    Net earnings (loss) per common
      share after preferred stock
      dividend requirement                    $   (.36)  $    .10   $   (.47)
                                              ========   ========   ========
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                        2,900,015  2,774,609  2,777,452
                                             =========  =========  =========






                             See accompanying notes.

                          REALCO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  Years ended September 30, 2000, 1999 and 1998

                             (Dollars in thousands)

                                  Series A    Series B    Series D
                                 preferred   preferred   preferred
                                  stock 6%    stock 3%    stock 3%    Common
                                 cumulative  cumulative  cumulative   stock
                                 ----------  ----------  ----------  --------

Balance at October 1, 1997       $      826  $    2,129  $      239  $  7,712

  Purchase of common stock
    for treasury                         -           -           -         -
  Comprehensive loss
    Net loss                             -           -           -         -
    Other comprehensive loss
      Unrealized loss on
        investments, net                 -           -           -         -

    Comprehensive loss
                                 ----------  ----------  ----------  --------
Balance at September 30, 1998           826       2,129         239     7,712

  Redemption of Series A
    preferred stock                     (27)         -           -         -
  Conversion of Series D
    preferred stock                      -           -         (239)      239
  Issuance of treasury stock
    in acquisition                       -           -           -        (42)
  Comprehensive income
    Net earnings                         -           -           -         -
    Other comprehensive income
      Unrealized gain on
        investments, net                 -           -           -         -

    Comprehensive income
                                 ----------  ----------  ----------  --------
Balance at September 30, 1999           799       2,129          -      7,909

  Purchase of common stock
    for treasury                         -           -           -         -
  Issuance of treasury stock             -           -           -         (8)
  Issuance of common stock
    in acquisition                       -           -           -      1,445
  Cancellation of common
    stock acquired                       -           -           -     (1,381)
  Comprehensive loss
    Net loss                             -           -           -         -
    Other comprehensive income
      Unrealized gain on
        investments, net                 -           -           -         -

    Comprehensive loss
                                 ----------  ----------  ----------  --------
Balance at September 30, 2000    $      799  $    2,129  $       -   $  7,965
                                 ==========  ==========  ==========  ========


                          REALCO, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - CONTINUED
                  Years ended September 30, 2000, 1999 and 1998

                             (Dollars in thousands)

                                                       Accumulated
                                Retained                  other
                                earnings    Treasury  comprehensive
                                (deficit)    stock     income(loss)    Total
                               ----------  ---------  -------------  --------

Balance at October 1, 1997     $      496  $     (93) $          18  $ 11,327

  Purchase of common stock
    for treasury                       -        (131)            -       (131)
  Comprehensive loss
    Net loss                      (1,180)         -              -     (1,180)
    Other comprehensive loss
      Unrealized loss on
        investments, net               -          -             (45)      (45)
                                                                     --------
  Comprehensive loss                                                   (1,225)
                               ----------  ---------  -------------  --------
Balance at September 30, 1998        (684)      (224)           (27)    9,971

  Redemption of Series A
    preferred stock                    -          -              -        (27)
  Conversion of Series D
    preferred stock                    -          -              -         -
  Issuance of treasury stock
    in acquisition                     -         193             -        151
  Comprehensive income
    Net earnings                      276         -              -        276
    Other comprehensive income
      Unrealized gain on
        investments, net               -          -              27        27
                                                                     --------
  Comprehensive income                                                    303
                               ----------  ---------  -------------  --------
Balance at September 30, 1999        (408)       (31)            -     10,398

  Purchase of common stock
    for treasury                       -         (12)            -        (12)
  Issuance of treasury stock           -          41             -         33
  Issuance of common stock
    in acquisition                     -          -              -      1,445
  Cancellation of common
    stock in acquired                  -          -              -     (1,381)
  Comprehensive loss
    Net loss                         (934)        -              -       (934)
    Other comprehensive income
      Unrealized gain on
        investments, net               -          -             757       757
                                                                     --------
  Comprehensive loss                                                     (177)
                               ----------  ---------  -------------  --------
Balance at September 30, 2000  $   (1,342) $      (2) $         757  $ 10,306
                               ==========  =========  =============  ========

                             See accompanying notes.

                          REALCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years ended September 30,

                             (Dollars in thousands)

                                                 2000       1999       1998
                                               --------   --------   --------
Cash flows from operating activities

Net earnings (loss)                            $   (934)  $    276   $ (1,180)
Adjustments to reconcile net earnings
  (loss) to net cash provided by
  (used in) operating activities
    Depreciation and amortization                   896        601        522
    Accretion of discount on notes payable           42         49         55
    (Net earnings in excess of distributions)
      distributions in excess of earnings
      from investees                               (197)       126         (7)
    Gain on sale of equity method investment         -          -        (334)
    Gain on sale of available for sale
      securities                                   (118)       (50)       (57)
    (Gain) loss on sale of property
      and equipment                                  (5)        10         41
    Provision for deferred income taxes            (388)       167       (328)
    Changes in operating assets and
      liabilities (net of businesses acquired)
        Decrease (increase) in restricted cash       26       (197)       233
        (Increase) decrease in accounts
          receivable                               (828)       137        242
        Decrease (increase) in inventories        4,600      1,828     (3,181)
        Decrease (increase) in net billings
          related to costs and estimated
          earnings on uncompleted contracts         557       (406)       128
        Decrease (increase) in other assets          98       (192)       240
        (Decrease) increase in accounts
          payable and accrued liabilities        (1,141)     1,107        292
        (Decrease) increase in escrow funds
          held for others                           (26)       197       (233)
                                               --------   --------   --------
          Net cash provided by (used in)
            operating activities                  2,582      3,653     (3,567)

Cash flows from investing activities
  Purchases of property and equipment              (420)      (634)      (317)
  Proceeds from sale of property and
    equipment                                       271          5          2
  Payments for businesses acquired                 (853)      (455)      (426)
  Advances on notes receivable                     (157)      (578)      (773)
  Receipts on notes receivable                      272      1,449        656
  Purchase of securities available for sale        (995)      (688)      (504)
  Proceeds from securities available for sale     1,007        906        467
  Purchase of equity method investments              -         (63)        -
  Proceeds from sale of equity method
    investment                                       -          -         500
  Cash acquired in business acquisitions             47         -         292
                                               --------   --------   --------
          Net cash used in investing
            activities                             (828)       (58)      (103)

                          REALCO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                            Years ended September 30,

                             (Dollars in thousands)

                                                 2000       1999       1998
                                               --------   --------   --------

Cash flows from financing activities
  Construction advances and notes, net           (2,402)    (2,297)     3,955
  Payments on revolving, capital lease, and
    long-term debt                               (1,198)    (1,391)      (608)
  Proceeds from borrowing under revolving
    and long-term debt                               13        20         -
  Issuance of treasury stock                         33         -          -
  Purchase of treasury stock                        (12)        -        (131)
  Redemption of preferred stock                      -         (27)        -
                                               --------   --------   --------
          Net cash provided by (used in)
            financing activities                 (3,566)    (3,695)     3,216
                                               --------   --------   --------

NET DECREASE IN CASH AND CASH EQUIVALENTS        (1,812)      (100)      (454)

Cash and cash equivalents at beginning
  of year                                         3,688      3,788      4,242
                                               --------   --------   --------
Cash and cash equivalents at end of year       $  1,876   $  3,688   $  3,788
                                               ========   ========   ========


Cash paid (received) during the year for:
-----------------------------------------


    Income taxes                               $     -    $     -    $   (184)
    Interest                                        902      1,002        711


Noncash financing and investing activities:
-------------------------------------------

In 2000, the Company sold an office building for $165 which was leased back under market rental rates. Consideration received consisted of $135 in cash and a vacant lot valued at $130 as reduced by a liability assumed of $100. The resulting gain on sale of $42 is being amortized over the lease term.

In 2000, the Company purchased certain net assets and the real estate brokerage business of Farnsworth Realty & Management Company for $381. In connection with the purchase, liabilities were assumed as follows:

    Fair value of assets acquired, including
      an office building                                  $    410
    Cash paid                                                 (250)
    Issuance of note payable                                  (131)
                                                          --------
    Liabilities assumed                                   $     29
                                                          ========

                          REALCO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                            Years ended September 30,

                             (Dollars in thousands)


In 2000, the Company acquired all the outstanding stock of Financial Services Group, Inc. in exchange for 680,000 shares of Company common stock. In connection with this acquisition, liabilities were assumed as follows:

    Fair value of assets acquired, including
      650,000 shares of Realco common stock
      which were cancelled and cash of $47                $  1,546
    Stock issued                                            (1,445)
                                                          --------
    Liabilities assumed                                   $    101
                                                          ========

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
                                                          ========
















                             See accompanying notes.

                          REALCO, INC. AND SIBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 2000, 1999 and 1998

              (Dollars in thousands, except per share amounts)



NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Realco, Inc., a New Mexico corporation, and Subsidiaries (the "Company") has operations which include real estate brokerage sales through a franchise from Prudential Real Estate Affiliates, Inc.; single- family home construction; land development; and, to a lesser extent, commercial construction and financial services. Its operations and customers are primarily in the vicinity of Albuquerque, New Mexico except for certain real estate brokerage and financial services operations and customers in Phoenix, Arizona.

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

Revenues from significant  commercial  construction  contracts are recognized on the percentage-of- completion method; accordingly, income is recognized in the ratio that costs incurred bear to estimated total costs. The aggregate of costs incurred and income recognized on uncompleted contracts in excess of related billings is shown as an asset, and the aggregate billings on uncompleted contracts in excess of related costs incurred and income recognized is shown as a liability. Certain short-term smaller commercial construction contracts are accounted for on the completed-contract method, which does not vary significantly from the percentage-of-completion basis of accounting. Contract costs include all direct material, subcontractor, supplies, and labor costs and those indirect costs relating to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability, and final contract settlements may result in revisions to cost and income and are recognized in the period in which the revisions are determined.

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

                          REALCO, INC. AND SIBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 2000, 1999 and 1998

              (Dollars in thousands, except per share amounts)



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

                          REALCO, INC. AND SIBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 2000, 1999 and 1998

              (Dollars in thousands, except per share amounts)



8.  Earnings (Loss) Per Common Share

Earnings (loss) per common share is calculated based on the weighted average number of shares outstanding during the year. Conversion of convertible preferred stock, warrants and options are antidilutive for all periods presented.

9.  Investments

Investments in affiliated companies and joint ventures owned 20% to 50% or which the Company is able to exercise significant influence over operations are accounted for on the equity method. Accordingly, the consolidated statements of operations include the Company's share of the affiliated entities' net operating results.

Investments in affiliated companies owned 20% or less and the Company does not exercise significant influence over operations are accounted for on the cost method.

10.  Intangible Assets

Costs in excess of net assets of businesses acquired are being amortized using the straight-line method over fifteen or twenty years. Accumulated amortization of costs in excess of net assets of businesses acquired was $442 and $299 at September 30, 2000 and 1999, respectively.

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

13.  Advertising Costs

The Company expenses the cost of advertising the first time advertising takes place. Advertising expense for the years ended September 30, 2000, 1999 and 1998 was approximately $1,485, $1,037 and $990, respectively.


                          REALCO, INC. AND SIBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 2000, 1999 and 1998

              (Dollars in thousands, except per share amounts)



14.  Other Comprehensive Income

Accumulated other comprehensive income consists solely of net unrealized investment gains (losses). Unrealized gain (loss) on investments consists of the following at September 30:

                                             2000       1999       1998
                                           --------   --------   --------
  Unrealized gain (loss) on investments
    arising during the period              $    875   $     -    $    (27)
  Less reclassification adjustment for
    gains (losses) included in net
    earnings (loss)                             118        (27)        18
                                           --------   --------   --------
  Unrealized gain (loss) on investments,
    net                                    $    757   $     27   $    (45)
                                           ========   ========   ========

Due to subsequent declines in market value of certain securities, accumulated other comprehensive income, net of deferred income taxes, relating to unrealized gains on available for sale securities was $320 at November 17, 2000. As recoverability of certain deferred tax assets is based upon future taxable gains on available for sale securities, this decline would result in an increase in the Company's valuation allowance for deferred income tax assets of $292.

NOTE B - INVENTORIES

During the years ended September 30, 2000, 1999 and 1998, the Company incurred and capitalized interest costs of approximately $379, $363 and $285, respectively. Capitalized interest costs charged to cost of construction sales were approximately $382, $332 and $333 for the years ended September 30, 2000, 1999 and 1998, respectively.

Inventories consist of the following as of September 30:

                                                        2000       1999
                                                      --------   --------
    Land and improvements under development           $  6,717   $  8,755
    Construction in progress                             2,783      5,206
    Model homes                                            962        971
                                                      --------   --------
                                                      $ 10,462   $ 14,932
                                                      ========   ========

Construction in progress includes homes under contract of approximately $2,178 and $3,971 at September 30, 2000 and 1999, respectively.

                          REALCO, INC. AND SIBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 2000, 1999 and 1998

              (Dollars in thousands, except per share amounts)



NOTE C - COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

The following is a summary of significant commercial construction contracts accounted for on the percentage-of-completion method as of September 30:

                                                        2000       1999
                                                      --------   --------
    Costs incurred on uncompleted contracts           $    468   $    893
    Estimated earnings                                      68        162
                                                      --------   --------
                                                           536      1,055
      Less billings to date                                611        573
                                                      --------   --------
                                                      $    (75)  $    482
                                                      ========   ========
    Included in the accompanying consolidated
      balance sheets under the following captions
        Costs and estimated earnings in excess of
          billings on uncompleted contracts           $    156   $    482
        Billings in excess of cost and estimated
          on uncompleted contracts                        (231)        -
                                                      --------   --------
                                                      $    (75)   $   482
                                                      ========   ========

NOTE D - INVESTMENTS

The following is a summary of investments carried on the equity method as of September 30:

                                                        2000       1999
                                                      --------   --------
    MI Acquisition Corporation, 11%
      stockholder interest in 1999                    $     -    $  1,245
    PHS Mortgage, 50% stockholder interest                 335        279
    Success Venture                                         76        105
    Other                                                  381        115
                                                      --------   --------
                                                      $    792   $  1,744
                                                      ========   ========

Effective May 1, 2000 the Company adopted the cost method of accounting for its investment in MI Acquisition Corporation. As a result of additional stock offerings by this privately owned financial services company, the Company's equity position has been diluted below 10%, which no longer supports accounting for this investment under the equity method.

The Company has participated in certain land development and residential construction projects under separate joint venture agreements. The Company's liability is joint and several for such joint ventures and its 50% share in the operations is reported on the equity method in the accompanying consolidated financial statements.

                          REALCO, INC. AND SIBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 2000, 1999 and 1998

              (Dollars in thousands, except per share amounts)



Summarized financial information of certain investments carried on the equity method is as follows:

              As of and for the year ended September 30, 2000
              -----------------------------------------------

                                                       PHS        Success
                                                     Mortgage     Venture
                                                   -----------  -----------
    Cash                                           $        -   $        39
    Other assets                                           988        1,398
                                                   -----------  -----------
                                                   $       988  $     1,437
                                                   ===========  ===========
    Liabilities                                    $       260  $     1,285
    Equity                                                 728          152
                                                   -----------  -----------
                                                   $       988  $     1,437
                                                   ===========  ===========
    Revenue earned                                 $     1,270  $        -
                                                   ===========  ===========
    Net earnings (loss)                            $       503  $       (58)
                                                   ===========  ===========

              As of and for the year ended September 30, 1999
              -----------------------------------------------

                                          MI
                                      Acquisition      PHS        Success
                                      Corporation    Mortgage     Venture
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
                                      ===========  ===========  ===========

                          REALCO, INC. AND SIBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 2000, 1999 and 1998

              (Dollars in thousands, except per share amounts)



              As of and for the year ended September 30, 1998
              -----------------------------------------------

                                          MI
                                      Acquisition      PHS         Joint
                                      Corporation    Mortgage     Ventures
                                      -----------  -----------  -----------
    Cash                              $     1,734  $       359  $       309
    Other assets                           34,385          543          716
                                      -----------  -----------  -----------
                                      $    36,119  $       902  $     1,025
                                      ===========  ===========  ===========
    Liabilities                       $    26,844  $       503  $       229
    Equity                                  9,275          399          796
                                      -----------  -----------  -----------
                                      $    36,119  $       902  $     1,025
                                      ===========  ===========  ===========
    Revenue earned                    $    31,779  $     1,214  $       893
                                      ===========  ===========  ===========
    Net earnings                      $       908  $       635  $       290
                                      ===========  ===========  ===========

NOTE E - ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable include the following at September 30:

                                                        2000       1999
                                                      --------   --------

Residential construction advances to various builders subordinate to the interest of banks under participation agreements; collateralized by certain real estate and homes under construction, interest due monthly at the banks' prime rate plus 1%, principal due as homes are sold, up to a nine-month term with three-month renewals considered $ 35 $ 150

    Brokerage commissions and fees receivable              516        530

    Construction sales receivable                        1,678        909

    Other advances and receivables                         504        335
                                                      --------   --------
                                                         2,733      1,924
      Less allowance for doubtful accounts                  63         25
                                                      --------   --------
                                                      $  2,670   $  1,899
                                                      ========   ========

                          REALCO, INC. AND SIBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 2000, 1999 and 1998

              (Dollars in thousands, except per share amounts)



NOTE F - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30:

                                                        2000       1999
                                                      --------   --------

    Office equipment, furniture, and fixtures         $  2,966   $  2,564
    Leasehold improvements                                 499        577
    Automobiles and equipment                              134        182
                                                      --------   --------
                                                         3,599      3,323
      Less accumulated depreciation and
        amortization                                     1,813      1,388
                                                      --------   --------
                                                      $  1,786   $  1,935
                                                      ========   ========

NOTE G - DEBT

Debt consisted of the following at September 30:

                                                        2000       1999
                                                      --------   --------

    Subordinated sinking fund notes, $5,750 face amount, 9.5% interest payable annually, principal payable at various dates through December 2003 (less $79 and $121 unamortized discount at September 30, 2000 and 1999, respectively, based on imputed interest rate of 10.5%) (A) $ 4,071 $ 4,829

    Construction    and    development   advances;
    collateralized  by  inventories (A)(B)               2,447      3,866

    Notes payable;  collateralized  by inventories
    (A)(C)                                               2,048      2,931

    Note payable to Norwest Bank; collateralized by investee common stock owned by the Company, due in semi-annual installments of $35,700 plus interest at 1% over the bank's prime rate, through July 2004 (A) 286 357

    Other notes payable                                    107         28
                                                      --------   --------
                                                      $  8,959   $ 12,011
                                                      ========   ========

                          REALCO, INC. AND SIBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 2000, 1999 and 1998

              (Dollars in thousands, except per share amounts)



(A) Subordinated sinking fund notes and certain construction and development advances and notes payable collateralized by inventory are subject to various covenants, the most restrictive of which include minimum net worth requirements, cash flow coverage requirements, limitations on dividends, and limitations on debt.

(B) Construction and development advances collateralized by inventories include amounts advanced under construction loan agreements, other lending arrangements and buyer financed loans which are payable upon closing. The construction loan agreement with Wells Fargo Bank, which matures December 31, 2000 requires separate construction loans for each project and provides among other things, for borrowings up to $4,000 with interest rates ranging from prime to prime plus
 .75%. Total amounts outstanding under the Wells Fargo Bank construction loan agreement were $814 and $989 at September 30, 2000 and 1999, respectively. The construction loan agreement with New Mexico Bank & Trust, which matures March 30, 2001 also requires separate construction loans for each project and provides among other things, for borrowings up to $3,000 with interest rates at prime plus .75%. Total amounts outstanding under the New Mexico Bank & Trust construction loan agreement were $887 and $1,079 at September 30, 2000 and 1999. Each home to be built under other lending arrangements requires a separate construction loan with interest rates ranging from prime to prime plus 1.5%. The
prime   lending   rate  was  9.5%  and   8.25%  at   September   30,   2000  and
1999,respectively.

(C) Notes payable collateralized by inventories include amounts outstanding on loan agreements expiring at various dates through November 2001, with variable interest rates at the banks' prime rates plus .5% to 1.5% (prime rate was 9.5% and 8.25% at September 30, 2000 and 1999, respectively) and fixed interest rates of 7.25% or 9% (9% or 10% in 1999), with principal payments due as properties are sold.

Aggregate future maturities of debt are as follows at September 30, 2000:

    Year ending September 30
           2001                                       $  4,716
           2002                                          1,617
           2003                                            879
           2004                                          1,826
                                                      --------
                                                         9,038
    Less amount representing discount on debt               79
                                                      --------
                                                      $  8,959
                                                      ========

                          REALCO, INC. AND SIBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 2000, 1999 and 1998

              (Dollars in thousands, except per share amounts)



NOTE H - INCOME TAXES

The provision for income taxes consists of the following for the years ended September 30:

                                             2000       1999       1998
                                           --------   --------   --------
    Current                                $     -    $     (7)  $     (8)
    Deferred                                   (388)       167       (328)
                                           --------   --------   --------
                                               (388)  $    160   $   (336)
                                           ========   ========   ========

The Company's effective income tax rate on continuing operations differed from the federal statutory rate of 34% as follows:

                                             2000       1999       1998
                                           --------   --------   --------

    Income taxes at federal statutory
      rate                                 $   (449)  $    148   $   (515)
    Increase (decrease) in valuation
      allowance                                  52       (187)       271
    Nondeductible expenses                       81         41         38
    State income taxes at statutory rate        (79)        26        (91)
    Adjustment of estimated income tax
      liability of prior year                    10        127        (49)
    Other                                        (3)         5         10
                                           --------   --------   --------
      Total tax provision                  $   (388)  $    160   $   (336)
                                           ========   ========   ========

Components of deferred taxes are as follows at September 30:

                                                   2000       1999
                                                 --------   --------
    Assets
      Inventories                                $     26   $     72
      Accrued liabilities                             137        177
      Investments                                     117        105
      Tax loss carryforward                           638         32
      Contributions carryforward                        7         -
      Valuation allowance                            (160)      (108)
                                                 --------   --------
                                                 $    765   $    278
                                                 ========   ========

    Liabilities
      Investments                                $    719   $    134
      Property and equipment                           46         27
                                                 --------   --------
                                                      765   $    161
                                                 ========   ========

                          REALCO, INC. AND SIBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 2000, 1999 and 1998

              (Dollars in thousands, except per share amounts)



A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance increased $52 for the year ended September 30, 2000 and decreased $187 for the year ended September 30, 1999.

At September 30, 2000, the Company has net operating loss carryforwards for tax purposes of approximately $1,594 which will expire in 2020.

NOTE I - LEASES

The Company leases furniture and equipment under long-term leases with ownership of the furniture and equipment transferred to the Company at the termination of the leases. Property and equipment include leased furniture and equipment with a cost of $807 and $778 and accumulated depreciation of $140 and $21 at September 30, 2000 and 1999, respectively.

Capital lease terms range from three to five years and provide for payments as follows:

    Year ending September 30
           2001                                      $     305
           2002                                            249
           2003                                              7
                                                      --------
    Total minimum lease payments                           561
    Amount representing interest                            52
                                                      --------
    Present value of net minimum lease payments       $    509
                                                      ========

The Company leases certain office facilities and equipment used in its operations under operating leases expiring at various dates through 2009 and provide for payments as follows:

    Year ending September 30
           2001                                       $  1,725
           2002                                          1,706
           2003                                          1,424
           2004                                          1,098
           2005                                            779
           Thereafter                                    2,705
                                                      --------
                                                      $  9,437
                                                      ========

Certain facilities are subleased under leases which expire in 2005. Total future minimum sublease rentals amount to $723 at September 30, 2000.

                          REALCO, INC. AND SIBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 2000, 1999 and 1998

              (Dollars in thousands, except per share amounts)


Rental expense for all operating leases for the years ended September 30 is as follows:

                                             2000       1999       1998
                                           --------   --------   --------

     Minimum rentals                       $  1,604   $  1,200   $    989
     Sublease rentals                          (188)       (67)       (61)
                                           --------   --------   --------
                                           $  1,416   $  1,133   $    928
                                           ========   ========   ========

Certain of these leases relating to rental expense of approximately $172, $137 and $117 for the years ended September 30, 2000, 1999 and 1998, respectively, are with related parties.

NOTE J - BUSINESS COMBINATIONS

The Company acquired certain net assets and the residential brokerage operations of Farnsworth Realty & Management Company ("Farnsworth") effective January 1, 2000. The acquisition included a cash payment of $250, a note payable of up to $150, and the assumption of $29 in liabilities.

The Company acquired Financial Services Group, Inc. ("FSG"), a financial services company controlled by the Company's President and Chief Executive Officer, effective June 1, 2000. This acquisition was made through the issuance of 680,000 shares of Company common stock. Assets acquired included 650,000 shares of Company common stock which were immediately cancelled.

The Company acquired certain net assets and the operations of TI Construction, Inc. ("TI"), a commercial construction contractor which specializes in constructing veterinary clinics, effective August 1, 1999. This acquisition was made through the issuance of 67,000 shares of Company common stock held in treasury.

The Company acquired Cliff Winn, Inc. Realtors ("Winn Realtors"), a real estate broker, effective February 1, 1998. The acquisition included a cash payment of approximately $426 and future contingent payments of up to $963. As of September 30, 2000, contingent payments of $351 have been made and the future contingent payments has been reduced to $578. Future contingent payments made, if any, are based on future earnings levels and will result in additional costs in excess of net assets acquired to be amortized over the remaining life of the asset.

These business combinations have been accounted for using the purchase method of accounting and the accompanying consolidated financial statements include the operations of these entities subsequent to the date of acquisition. Initial costs in excess of the net assets acquired were approximately $184.

During the year ended September 30, 2000, contingent payments of $552 were made for past acquisitions which resulted in an increase to costs in excess of net assets acquired.

                          REALCO, INC. AND SIBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 2000, 1999 and 1998

              (Dollars in thousands, except per share amounts)



The  following   summarized  pro  forma   unaudited   information   assumes  the
acquisitions of TI and Winn Realtors occurred on October 1, 1997 and the acquisitions of Farnsworth and FSG occurred on October 1, 1998:

                                              Years ended September 30,
                                              -------------------------
                                           2000         1999         1998
                                        ----------   ----------   ----------

  Revenues                              $   56,498   $   56,357   $   42,578
                                        ==========   ==========   ==========
  Net earnings (loss)                   $     (861)  $      187   $   (1,078)
                                        ==========   ==========   ==========
  Earnings (loss) per common share      $     (.29)  $      .07   $     (.42)
                                        ==========   ==========   ==========

NOTE K - SEGMENT INFORMATION

The Company operates in the following segments: residential construction, real estate broker, commercial construction, and financial services. Information concerning the Company's business segments as of and for the years ended September 30 is as follows:

                                             2000       1999       1998
                                           --------   --------   --------
    Revenues
      Residential construction
        and land development               $ 21,220    $19,515   $ 11,396
      Real estate broker
        Sales to unaffiliated customers      28,025     25,625     21,983
        Intersegment sales                       -          -         368
      Financial services                        642        677        838
      Commercial construction                 5,960      3,188      1,724
      Interest and other
        Sales to unaffiliated customers         160        779        453
        Intersegment sales                      731        646        723
         Eliminations                          (731)      (646)    (1,090)
                                           --------   --------   --------
            Total                          $ 56,007   $ 49,784   $ 36,395
                                           ========   ========   ========
    Operating profit (loss)
      Residential construction
        and land development               $  1,130   $  1,237   $   (348)
      Real estate broker                       (697)       (56)      (329)
      Financial services                       (186)       147        325
      Commercial construction                  (155)       (91)       (49)
                                           --------   --------   --------
            Total                          $     92   $  1,237   $   (401)
                                           ========   ========   ========

                          REALCO, INC. AND SIBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 2000, 1999 and 1998

              (Dollars in thousands, except per share amounts)



                                             2000       1999       1998
                                           --------   --------   --------
    Assets
      Residential construction
        and land development               $ 12,924   $ 16,286   $ 17,693
      Real estate broker                      2,815      4,796      3,920
      Financial services                      1,980      2,139      3,073
      Commercial construction                 1,073      1,913        575
                                           --------   --------   --------
        Identifiable assets                  18,792     25,134     25,261
      Equity investments                        361        220        544
      Corporate assets                        2,363        853        828
      Other assets                            2,126      1,605      1,735
                                           --------   --------   --------
             Total                         $ 23,642   $ 27,812   $ 28,368
                                           ========   ========   ========
    Depreciation and amortization
      Residential construction
        and land development               $    100   $    127   $    123
      Real estate broker                        657        339        256
      Commercial construction                    25         22         18
      Other                                     114        113        125
                                           --------   --------   --------
             Total                         $    896   $    601   $    522
                                           ========   ========   ========
    Capital expenditures
      Residential construction
        and land development               $     34   $     90   $    147
      Real estate broker                        351        485        147
      Commercial construction                    29         17         17
      Other                                       6         42          6
                                           --------   --------   --------
             Total                         $    420   $    634   $    317
                                           ========   ========   ========

Operating profit consists of total revenues, less costs and expenses including interest expense allocated to the financial services segment, but does not include unallocated interest expense, other income, net equity in earnings of certain investees, loss on sale of equipment, or income taxes. Identifiable assets are those assets used in the Company's operations in each area. Other assets include cash and cash equivalents, available for sale securities, certain investments accounted for under the equity and cost method, and capitalized debt issuance costs.

NOTE L - COMMITMENTS AND CONTINGENCIES

The Company is engaged in various legal proceedings incidental to its normal business activities. Management of the Company does not believe that the outcome of each such proceeding or all of them combined will have a material adverse effect on the Company or its consolidated financial position or operations.

                          REALCO, INC. AND SIBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 2000, 1999 and 1998

              (Dollars in thousands, except per share amounts)



NOTE M - STOCK AND WARRANTS

Series A voting preferred stock is entitled to dividends when declared and paid at a 6% cumulative rate payable annually starting January 31, 1996 and payable each January 31 thereafter. Series B voting preferred stock is entitled to dividends when declared and paid at a 3% cumulative rate payable annually starting January 31, 1996 and payable each January 31 thereafter. At September 30, 2000, preferred stock dividends in arrears for Series A were $221 or $2.77 per share ($173 or $2.17 per share for 1999) and Series B were $357 or $1.67 per share ($292 or $1.37 per share for 1999). Each series of preferred stock has a liquidation preference of $10 per share, plus all accumulated but unpaid dividends. Each Series A preferred share is convertible into common shares at $7 per common share on the basis of $10 per preferred share. The Series B preferred stock is convertible under the same terms; however, the preferred stock value is $11.11 per share.

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

As a result of its past public offering of certain debt and equity securities, 690,000 warrants to purchase Company common stock at $8.40 per share were issued. These warrants became immediately exercisable upon closing of the offering and expire February 1, 2001. All warrants remain outstanding at September 30, 2000.

During 2000 the Company amended its articles of incorporation to increase the authorized common shares to 50,000,000.

NOTE N - STOCK OPTIONS

The Company has an employee incentive stock plan for certain key employees. Options currently outstanding under the plan become exercisable one year from the date of the grant and expire five years after the date of the grant. These options are exercisable at not less than the market value of the Company's stock on the date of the grant. Accordingly, no compensation cost has been recognized for these options. Had compensation cost for these options been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net earnings (loss) and earnings (loss) per common share would have been the following pro forma amounts for the years ended September 30:

                          REALCO, INC. AND SIBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 2000, 1999 and 1998

              (Dollars in thousands, except per share amounts)



                                             2000       1999       1998
                                           --------   --------   --------
     Net earnings (loss) applicable
       to common shares
         As reported                       $ (1,046)  $    280   $ (1,300)
         Pro forma                           (1,114)       202     (1,386)
     Earnings (loss) per share
       As reported                         $   (.36)  $    .10   $   (.47)
       Pro forma                               (.38)       .07       (.50)

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: dividend yield was estimated to remain at zero for all years; expected volatility of 60% for 2000, 58% for 1999 and 54% for 1998; risk-free interest rates of 6.7%, 5.5% and 6%, respectively; and an expected life of five years for all years.

The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of the status of the Company's fixed stock options as of September 30 and changes during the years then ended is presented below:

                              2000              1999              1998
                      -----------------   ----------------   ----------------
                              Weighted            Weighted           Weighted
                      Number   average    Number   average   Number   average
                        of    exercise      of    exercise     of    exercise
                      shares    price     shares    price    shares    price
                      ------- ---------   ------- --------   ------- --------
Outstanding at
  beginning of year   195,000  $   3.21   100,000  $   3.38   35,000  $  3.30
Granted                25,000      2.40   105,000      3.06   90,000     3.42
Forfeited             (15,000)     3.45   (10,000)     3.38  (25,000)    3.42
                      -------            --------            -------
Outstanding at
  end of year         205,000  $   3.09   195,000  $   3.21  100,000  $  3.38
                      =======            ========            =======
Options exercisable
  at year end         180,000  $   3.19
Weighted-average fair
  value of options
  granted during the
  year                         $   1.01            $   1.18           $  1.09

                          REALCO, INC. AND SIBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 2000, 1999 and 1998

              (Dollars in thousands, except per share amounts)



The following information applies to options outstanding at September 30, 2000:

Number outstanding                                205,000
Range of exercise prices                          $2.40 to $3.45
Weighted average exercise price                   $3.09
Weighted average remaining contractual life       3 years

The Company records proceeds from the exercise of stock options, net of income tax effects, if any, as additions to common stock.

NOTE O - FINANCIAL INSTRUMENTS

The following table includes various estimated fair value information which pertains to the Company's financial instruments and does not purport to represent the aggregate net fair value of the Company. The carrying amounts in the table below are the amounts at which the financial instruments are reported in the consolidated financial statements.

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

3. Fixed Rate Debt - The discounted amount of future cash flows using the Company's current incremental rate of borrowing for similar liabilities is used to estimate fair value.

4. Floating Rate Debt - The carrying amount approximates fair value because interest rates adjust to market rates.

                          REALCO, INC. AND SIBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 2000, 1999 and 1998

              (Dollars in thousands, except per share amounts)



The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                           2000                  1999
                                   --------------------  --------------------
                                   Carrying  Estimated   Carrying  Estimated
                                    amount   fair value   amount   fair value
                                   --------  ----------  --------  ----------
  Financial assets
    Cash, cash equivalents, and
      restricted cash              $  2,217  $    2,217  $  4,055  $   4,055
    Floating rate notes receivable       35          35       144        144
  Financial liabilities
    Fixed rate debt                  (5,550)     (5,457)   (5,605)    (5,602)
    Floating rate debt               (3,409)     (3,409)   (6,407)    (6,407)

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

Of the $273 initial charge relating to lease abandonments, $38 was utilized in 1999, $98 was utilized in 2000, and a revision of estimate of $108 was recorded in 2000, resulting in an accrued liability of $29 at September 30, 2000, which represents the anticipated present value of future obligations for abandoned facilities.

NOTE Q - SUBSEQUENT EVENT

On October 9, 2000 the Company executed a Letter of Agreement with Equity Securities Investments, Inc. ("ESI"), a Minneapolis based broker and dealer in securities, whereby the Company will acquire 100% of the outstanding stock of ESI in a tax-free, stock-for-stock transaction. The agreement provides for the shareholders of ESI to receive approximately 1,500,000 shares of Company common stock, such shares representing approximately 30% of the then fully diluted outstanding common shares. This transaction will broaden the Company's focus on financial services and is expected to close in January 2001.

On October 10, 2000 the Company notified Prudential Real Estate Affiliates that it did not intend to renew its franchise agreement for real estate brokerage sales, which expires in June 2001. The Company is considering private branding of its real estate operations or another national franchise.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None


                                    PART III


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

JAMES A. ARIAS has served as the Company's President, Chief Executive Officer and a Director since its formation in September 1983. From 1975 to September of 1983, he was a partner of James Bentley & Associates, a financial consulting and real estate syndication firm in Albuquerque, New Mexico, which was merged into and became a division of Financial Services Group, Inc., a New Mexico corporation, of which Mr. Arias is President and a controlling shareholder. Since 1984, he has served as Manager of S&H Brokerage Inc., N.M., an insurance broker in Albuquerque, New Mexico, which during the fiscal year became a 49.99% Company subsidiary. From June 1995 to March 2000 he served as interim sole Director of Arinco Computer Systems Inc., a publicly traded New Mexico corporation, which underwent a reverse merger transaction in the current year and now operates as Change Technology Partners, Inc., a publicly traded Delaware corporation. In August 1997, at the time when the Company acquired a shareholding interest in Miller and Schroeder Financial, Inc., a broker dealer headquartered in Minneapolis, Minnesota Mr. Arias became a Director and Audit Committee Member of that Company. Mr. Arias is also a Director of Quatro, Inc., a New Mexico electronics company. Both Miller and Schroeder and Quatro, Inc. are privately held corporations. Mr. Arias will devote substantially all of his time to the affairs of the Company.

BILL E. HOOTEN served as an Executive Vice President and a Director of the Company since March 31, 1995. From inception to August 1995, Mr. Hooten served as the President and a Director of the Company's predecessor Old Realco. He currently serves as a Director and Chairman of the Finance and Real Estate Committees of Presbyterian Health Care Services, headquartered in Albuquerque.

ARTHUR A. SCHWARTZ has served as a Director of the Company since November 1994. For more than the past five years Mr. Schwartz has been President of Masters Coverage Corp., a successor company of S&H Insurance Brokerage, Inc., of N.Y., an insurance broker located in New York, New York. Of which he had been President and manager. Masters Coverage Corp. is a 50.01% owner of S&H Insurance Brokerage, Inc., N.M., an insurance brokerage company 49.9% owned by the Registrant located in Albuquerque, New Mexico.

MARSHALL BLUMENFELD has served as a Director of the Company since its formation in September 1983. Mr. Blumenfeld was engaged in the private practice of law in New York, New York, from 1963 until 1997 when he retired from the practice.

MARTIN S. ORLAND was first elected to the Board by the shareholders on March 21, 1997. Mr. Orland is currently self-employed, providing consulting and advisory services. He retired January 1, 1997 as an employee of Fortis, Inc., where he served as President of Fortis Private Capital, Inc., a private venture capital investment business in New York, New York. During the same period, Mr. Orland was the Executive Vice President of Fortis Advisors, Inc., a corporation that made investments in commercial real estate and mortgages. Each of these corporations are subsidiaries of Fortis, Inc., which is a subsidiary of a Dutch holding company. From April 1993, through August 1996, Mr. Orland was a Director of Financing for Science International, Inc., a publicly traded corporation, and served as Director of Continental Bank, a publicly traded financial institution. These companies were subsequently sold. In 1997, Mr. Orland became a Director of Quatro, Inc., a New Mexico based electronics company, and is also a Director of three other privately owned companies.

NOEL ZELLER was first elected to the Board by the shareholders on March 21, 1997. Mr. Zeller is the founder and owner of Zelco Industries, Inc., a New York consumer products manufacturing corporation, and for more than the past five years has served as the President of that corporation. He is also the owner-manager of Zeller Properties LLC, a New York corporation, which is a real estate investing company.

All directors hold office until the next annual meeting of shareholders or until their successors have been duly elected and qualified. Executive officers of the Company are appointed by, and serve at the discretion of, the Board of Directors.

The following table sets forth certain information concerning the Company's directors and the Company's executive officers:

               Name             Age             Position
     ------------------------   ---   -------------------------------

     James A. Arias(2)           62     President, CEO and Director
     Bill  E. Hooten             64     Executive Vice President and
                                         Director
     Chris A. Bruehl             32     Senior Vice President, CFO
                                         and Secretary/Treasurer
     Arthur A. Schwartz(1)       60     Director
     Marshall Blumenfeld(1)      66     Director
     Martin S. Orland(1)         67     Director
     Noel Zeller(2)              64     Director

     -----------------------------------
     (1)  Audit Committee member.
     (2)  Stock Option Committee member.

Background information for the executive officer, who is not also a director is as follows:

CHRIS A. BRUEHL has served as Senior Vice President, Chief Financial Office and Secretary/Treasurer of the Company since March 1999. Prior to that time, Mr. Bruehl was a Certified Public Accountant employed as an Assurance Services Manager with Grant Thornton LLP, the Company's independent public accountants for more than the past five years.


ITEM 11:  EXECUTIVE COMPENSATION.

The following table sets forth certain information regarding compensation earned or awarded to the Company's executive officers during the Company's last three completed fiscal years ended September 30, 2000, 1999 and 1998. No other executive office of the Company received compensation in excess of $100,000 during each of the three years ended September 30, 2000.

                            Annual                             Long-term
                          Compensation                        Compensation
-----------------------------------------------------------  --------------
                                                                      Securities
                                                                      Underlying
 Name and Principal Position    Year    Salary($)  Bonus($)    Options(#)
-----------------------------  -----    ---------  --------    ----------

James A. Arias, President       2000     $ 98,900  $100,000            -
   Chief Executive Officer,     1999       93,000     4,000            -
   Chairman of the Board(1)     1998       87,600        -             -

Bill E. Hooten, Executive       2000      120,000        -             -
   Vice President(2)            1999      120,000        -             -
                                1998      120,000        -             -

Chris A. Bruehl, Senior         2000       96,200     4,000         5,000
   Vice President, Chief        1999       61,800        -         25,000
   Financial Officer,           1998           -         -             -
   Secretary/Treasurer(3)

-----------------------------

Notes to Summary Compensation Table

(1) The Company pays Mr. Arias a monthly base salary, which increases annually at the rate of 6% per annum as a cost of living adjustment. In addition, Mr. Arias is to be paid an allowable bonus equal to 10% of pre-tax earnings in excess of $400,000 during any fiscal year. Mr. Arias received a non- cash bonus of $100,000 which was accrued by Financial Services Group, Inc. prior to the acquisition of this company in 2000. Such accrued bonus was satisfied with certain assets of Financial Services Group, Inc. which existed at the date of acquisition, thereby resulting in no expense or negative cash flow to the Company.

(2) Phyllis S. Hooten, the wife of Bill E. Hooten, is employed by the Company as an interior designer. She has been paid $9,000 per year during the fiscal years ended 2000, 1999 and 1998. She was also furnished a car that is leased by the Company for $472 per month. None of this compensation paid or furnished to Mrs. Hooten is included in the totals of the compensation paid to Mr. Hooten.

(3) Mr. Bruehl was hired in March 1999. Accordingly, compensation reported for 1999 represents a portion of the year and no compensation is reported for 1998.


Option Grants
-------------

During 2000 the Company granted certain of its directors and an executive officer options under its Key Employee Incentive Stock Option Plan as follows:

                      Option/SAR Grants in Last Fiscal Year
-----------------------------------------------------------------------------
                                Individual grants
-----------------------------------------------------------------------------
                      Number of     Percent of Total
                      Securities    Options/SARs       Exercise
                      Underlying    Granted to         or Base
                      Option/SARs   Employees in       Price      Expiration
      Name            Granted(#)    Fiscal Year        ($/Sh)     Date
-------------------   -----------   ----------------   --------   ----------

Chris A. Bruehl             5,000                20%     $ 2.40     03/10/05
Arthur A. Schwartz          5,000                20%       2.40     03/10/05
Marshall Blumenfeld         5,000                20%       2.40     03/10/05
Martin S. Orland            5,000                20%       2.40     03/10/05
Noel Zeller                 5,000                20%       2.40     03/10/05

              Option/SAR Grants in Last Fiscal Year (continued)
-----------------------------------------------------------------------------
                               Potential Realized
                                Value at Assumed
                                 Annual Rates of Stock   Alternative:
                                 Price Appreciation      Grant Date
                                 for Option Term         Value *
-----------------------------------------------------------------------------
                                     *           *       Grant Date
                                    5%($)      10%($)    Present Value
                                 ---------   ---------   -------------
Chris A. Bruehl                                               $  5,050
Arthur A. Schwartz                                               5,050
Marshall Blumenfeld                                              5,050
Martin S. Orland                                                 5,050
Noel Zeller                                                      5,050

--------------

* The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model, with the following weighted average assumptions: dividend yield rate of zero, expected volatility of 60%, risk free interest rate of 6.7% and an expected life of five years.


Option Exercises and Year End Values
------------------------------------

The table below sets forth, certain information regarding the value of options held by certain Directors and an Executive Officer at September 30, 2000. There were no options exercised by the Directors or Executive Officer during the fiscal year ended September 30, 2000.

                   Aggregated Option Fiscal Year End Values
-----------------------------------------------------------------------------
                        Number of Securities          Value of Unexercised
                        Underlying Unexercised        In-the-Money
                        Options/SARs at               Options/SARs at
                        September 30, 2000            September 30, 2000
                      --------------------------   --------------------------
     Name             Exercisable  Unexercisable   Exercisable  Unexercisable
-------------------   -----------  -------------   -----------  -------------
Chris A. Bruehl            25,000          5,000       $    -         $    -
Arthur A. Schwartz         15,000          5,000            -              -
Marshall Blumenfeld        15,000          5,000            -              -
Martin S. Orland           15,000          5,000            -              -
Noel Zeller                15,000          5,000            -              -

Compensation of Directors
-------------------------

Directors are not currently paid a fee or other compensation for serving as Directors. However, the Company reimburses each Director for all out of pocket expenses incurred to attend meetings and grants them options to purchase Company common stock from time to time under its Key Employee Incentive Stock Option Plan.

Price Performance Graph
-----------------------

The following graph compares the total cumulative return of the Company's Common Stock with the S&P SmallCap 600 Index, the S&P Services (Commercial and Consumer) Index and the S&P Homebuilding Index. The total cumulative return for each period is based on the investment of $100 on February 2, 1996, assuming compounded daily returns and the reinvestment of all dividends. The Company's Common Stock began trading on February 2, 1996.

   [The following table was represented by a graph in the printed material]

                                                 S&P Services
                           Company      S&P       (Commercial       S&P
                           Common     SmallCap   and Consumer)  Homebuilding
                            Stock    600 Index      Index          Index
                           -------   ---------   ------------   ------------

  February 2, 1996           $ 100       $ 100          $ 100          $ 100
  September 30, 1996            48         115            110             89
  September 30, 1997            50         157            128            132
  September 30, 1998            27         133            110            148
  September 30, 1999            31         156            104            125
  September 30, 2000            19         194             75            157



ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, certain information with respect to the security ownership of certain beneficial owners and management of the Company's Common Stock and Preferred Stock ("Voting Shares") as of December 11, 2000. There were 2,959,138 shares of the Company's Common Stock issued and outstanding at December 11, 2000.

The Preferred Stockholders have voting rights identical to the Common Stockholders. The Preferred Stockholders have the right to convert all or any portion of their Preferred Stock to Common Stock. The following table sets forth the identity of (i) each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Voting Shares, (ii) each Director, and (iii) all Officers and Directors as a group. Except as otherwise indicated, each of the Shareholders listed in the table or included within a group listed in the table possess sole voting and investment power with respect to the Voting Stock indicated.

                                              Shares            Percent of
                                           Beneficially         Outstanding
          Name and Address                    Owned            Voting Shares
---------------------------------------    ------------        -------------

James A. Arias                                214,200                6.6%
1650 University Blvd. NE, Suite 5-100
Albuquerque, New Mexico 87102

Nortek, Inc. (1)                              200,000                6.2%
50 Kennedy Plaza
Providence, RI 02903

Joseph Zerger Revocable Trust                 340,000               10.5%
1550 East Oakland Blvd.
Fort Lauderdale, FL 33334

Arthur A. Schwartz (5)                         35,000                1.1%
401 East 80th Street
New York, New York 10021

Marshall Blumenfeld (5)                        29,000                 *
1338 Van Buren Street
Hollywood, Florida 33019

Bill E. Hooten (2)(3)(4)                      270,714                8.4%
1650 University Blvd. NE, Suite 5-100
Albuquerque, NM 87102

MLPF&S CUST EPO (2)(3)                         57,855                1.8%
Bill E. Hooten IRRA FBO
1650 University Blvd. NE, Suite 5-100
Albuquerque, NM 87102

Bill E. Hooten and Phyllis S. Hooten (2)(4)   212,859                6.6%
Revocable Trust UTA
1650 University Blvd. NE, Suite 5-100
Albuquerque, NM 87102

Martin S. Orland (5)                            1,650                 *
52 Centerville Rd.
Holmdel, New Jersey 07733

Noel Zeller (5)                                35,000                1.1%
3 Justin Road
Harrison, New York 10528

Chris A. Bruehl (6)                             1,000                 *
1650 University Blvd. NE, Suite 5-100
Albuquerque, NM 87102

All Executive Officers and
  Directors as a Group (2)(4)(7)              585,564              18.1%

--------------
* less than 1%

Notes to Beneficial Ownership Table

1. Nortek, Inc., a New York Stock Exchange listed company, acquired the shares as a result of its previous purchase of Ply Gem, Inc., formerly a New York Stock Exchange listed company. Realco, Inc. has no association with Nortek, Inc. in any capacity.

2. The 57,855 Series A Preferred Shares and the 212,859 Series B Preferred Shares have one vote on all matters that may come before a meeting of the Shareholders. Upon the Offerings being declared effective by the SEC, the holders of Series A and Series B Preferred Shares have the right to convert, at any time, their Preferred Shares into Common Stock.

3. The Trust was established for the benefit of Bill E. Hooten as a roll over account to accept the Series A Preferred Shares previously held in Realco, Inc. Stock Bonus Trust, Bill E. Hooten, Trustee, for the benefit of Bill E. Hooten. Mr. Hooten as Trustee has voting and investment power over such shares.

4. Mr. Hooten, an Officer and Director of the Company, has the right to convert Series A and Series B Preferred Shares into up to 420,488 shares of the Company's Common Stock over which he has the right to exercise voting and investment power.

5. Does not include options to purchase 20,000 shares of the Company's common stock.

6. Does not include options to purchase 30,000 shares of the Company's common stock.

7. Shares beneficially owned by all Executive Officers and Directors as a group, include a total of 270,714 Series A and Series B Preferred Shares.

Family relationships
--------------------

None of the Directors or Executive Officers of the Company are related (as first cousins or closer) by blood, marriage or adoption.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the past year the Company was a party to the following transaction in which a certain officer and director had a material interest:

On March 10, 2000, the Independent Directors of the Company approved an arrangement whereby Bill Hooten, the Company's Executive Vice President, was permitted to build up to ten speculative homes personally in conjunction with Charter Building and Development ("Charter"), the Company's residential construction subsidiary in fiscal 2000. Such homes were constructed and marketed as Charter homes under a fee arrangement providing for Charter to receive 5% of direct construction costs as a construction management fee and 1% as warranty reserve. Additionally, the Company retains sales commissions on such homes.

While the Company is foregoing its normal gross profit on homes under this arrangement, as offset by the aforementioned fees, this program was deemed to be in the best interests of the Company due to the fact the Company is bound to debt reduction requirements on certain lot inventory and lot purchase requirements, which may not be met based upon current levels of construction activity. This arrangement allows the Company to better meet such takedown requirements without assuming the additional risk associated with committing additional working capital to speculative homes.

As a result of this arrangement, revenues of $191,000 were recognized by the Company in 2000, which consisted of sales of developed lots and fees revenue.

Any future transactions with officers, directors or 5% beneficial shareholders of the Company's Common Stock is intended to be on terms no less favorable to the Company or its affiliates than could be obtained from unaffiliated third parties and will be approved by a majority of the independent outside members of the Company's Board of Directors who do not have an interest in the transaction.


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

     (3) The following exhibits are filed as part of this report:

         EXHIBIT
         NUMBER                    DESCRIPTION OF EXHIBIT
         -------  ------------------------------------------------------------

          3.1 Articles of Amendment of Articles of Incorporation dated March 14, 2000 (filed herewith).

         21       Subsidiaries of the Registrant (filed herewith).

         21.1     Real Estate Brokerage Services, Inc.
         21.2     Charter Building & Development Corp.
         21.3     Great American Equity Corporation
         21.4     Realco Construction, Inc.
         21.5     PHS, Inc.
         21.6     Financial Services Group, Inc.

         27       Financial Data Schedule (filed herewith).


(b) Reports on Form 8-K:

     The Registrant filed Form 8-K dated October 25, 2000 during the quarter ended September 30, 2000 reporting matters under Item 5, Other Events.

(c)  The  exhibits  listed  under  Item  14 (a) (3)  are  filed   herewith  or
     incorporated by reference.

(d) Financial statement schedules:

     (1) The financial statement schedule listed under Item 14(a)(3) is filed herewith.



Schedule II - Valuation and Qualifying Accounts:

                             (Dollars in thousands)

                            Balance at
                            beginning   Charged to                Balance at
                             of year      expense    Deductions   end of year
                           -----------  -----------  -----------  -----------


Year ended September 30, 2000:

  Allowance for doubtful
    accounts                  $     25     $     46     $      8     $     63
  Home construction
    warranty reserve               208          254          190          272
  Home construction
    inventory impairment           180           -           115           65
  Reserve for abandonment
    of leaseholds                  235           -           206           29


Year ended September 30, 1999:

  Allowance for doubtful
    accounts                  $     25     $     54     $     54     $     25
  Home construction
    warranty reserve               132          166           90          208
  Home construction
    inventory impairment           270           -            90          180
  Reserve for abandonment
    of leaseholds                  273           -            38          235


Year ended September 30, 1998:

  Allowance for doubtful
    accounts                  $     76     $      9     $     60     $     25
  Home construction
    warranty reserve               123          108           99          132
  Home construction
    inventory impairment             -          270            -          270
  Reserve for abandonment
    of leaseholds                    -          273            -          273


SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     REALCO, INC.

     Date: December 15, 2000         By: /s/ JAMES A. ARIAS
                                     ----------------------------------
                           James A. Arias, President,
                          Chief Executive Officer, and
                       Chairman of the Board of Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                       Title                    Date
------------------------   ----------------------------  -----------------

/s/ JAMES A. ARIAS         President, Chief Executive    December 15, 2000
-----------------------      Officer and Chairman
    James A. Arias         (Principal Executive Officer)


/s/ CHRIS A. BRUEHL        Senior Vice President and     December 15, 2000
-----------------------      Chief Financial Officer
    Chris A. Bruehl        (Principal Financial and
                               Accounting Officer)


/s/ BILL E. HOOTEN         Executive Vice President      December 15, 2000
-----------------------      and Director
    Bill E. Hooten


/s/ ARTHUR A. SCHWARTZ     Director                      December 15, 2000
-----------------------
    Arthur A. Schwartz


/s/ MARSHALL BLUMENFELD    Director                      December 15, 2000
-----------------------
    Marshall Blumenfeld


/s/ NOEL ZELLER            Director                      December 15, 2000
-----------------------
    Noel Zeller


/s/ MARTIN S. ORLAND       Director                      December 15, 2000
-----------------------
    Martin S. Orland

EXHIBIT 3.1

                            ARTICLES OF AMENDMENT OF
                          ARTICLES OF INCORPORATION OF

                                  REALCO, INC.

      Pursuant to the provisions of the New Mexico Business Corporation Act, the undersigned corporation, Realco, Inc. adopts the following amendments to its Articles of Incorporation:

FIRST:  The name of the corporation is Realco, Inc.

SECOND: The following amendment to Article IV of the Articles of Incorporation Realco, Inc., as previously amended on March 20, 1995 and March 21, 1997, was adopted on March 10, 2000, as prescribed by the New Mexico Corporations Act, by a vote of shareholders sufficient for approval of the Amendment:

      ARTICLE IV is amended as follows:

      The corporation shall have the authority to issue 50,000,000 shares of common stock with no par value.

      Parts I, II and IV of Article IV, remain unchanged from the prior Articles of Incorporation, as previously amended.

THIRD: On January 25, 2000, the following series of shares were issued and outstanding and entitled to receive notice of and to vote at the March 10, 2000 Meeting of Shareholders:

                                                     Number of Issued
           Title of Stock                         and Outstanding Shares
      --------------------------                  ----------------------
      Common stock, no par value                         2,887,338
      Series A Preferred Stock                              79,969
      Series B Preferred Stock                             212,859

FOURTH: The shares of outstanding stock voted for and against the Amendment as follows:

                                          For the     Against the
           Title of Stock                Amendment     Amendment     Abstained
      --------------------------         ---------    -----------    ---------

      Common stock, no par value         2,361,876         40,950           -
      Series A Preferred Stock              79,969             -            -
      Series B Preferred Stock             212,859             -            -

FIFTH:  This  Amendment   increased  the  corporations   authorized  capital  by
44,000,000 shares of no par value common stock.

Dated:  March 14, 2000

REALCO, INC.

By:   /s/ JAMES A. ARIAS                        /s/ CHRIS A. BRUEHL
      -------------------------                 --------------------------
      James A. Arias, President                 Chris A. Bruehl, Secretary

EXHIBIT 27