Form 10-Q
period 2000-12-31
REALCO INC /NM/
filed 2001-02-14
CIK 82409

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q


(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

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


As of February 12, 2001 the Company had approximately 3,338,000 shares outstanding of its no par value common stock, the Company's only class of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                             REALCO, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                 (Dollars in thousands)

                                                      December 31,
                                                           2000    September 30,
                                                      (unaudited)       2000
                                                      -----------   -----------
ASSETS
   Cash  and cash equivalents                        $      1,548    $    1,876
    Restricted  cash                                          295           341
   Available  for  sale securities                            775         1,578
   Accounts  and notes receivable,  net                     1,879         2,670
  Costs and estimated earnings in excess of
     billings  on  uncompleted contracts                      262           156
    Inventories                                             9,598        10,462
   Property  & equipment,  net                              1,776         1,786
   Investments  - equity  method                              754           792
   Investments  - cost  method                              1,210         1,210
   Cost  in  excess of net assets acquired, net             2,270         2,126
    Other  assets                                             696           645
                                                      -----------   -----------
                                                    $      21,063   $    23,642
                                                      ===========   ===========
LIABILITIES
   Notes  payable                                   $       4,387   $     4,464
    Lease  obligations                                        444           509
  Construction advances and notes payable,
     collateralized  by  inventories                        3,714         4,495
   Accounts  payable  and accrued liabilities               3,054         3,296
    Billings in excess of cost and estimated
     earnings  on  uncompleted  contracts                       -           231
   Escrow  funds held for  others                             295           341
                                                      -----------   -----------
              Total  liabilities                           11,894        13,336

STOCKHOLDERS' EQUITY
  Preferred  stock  -  authorized,   500,000   shares  Series  A  -  issued  and
    outstanding, -0- and
       79,969  shares,  stated at liquidation  value            -           799
    Series B - issued and outstanding, -0- and
       212,859  shares,  stated at liquidation  value           -         2,129
    Common stock - no par value; authorized,
      50,000,000 shares; issued 3,388,842 and
        2,924,038  shares                                  11,078         7,965
   Accumulated  deficit                                    (2,215)       (1,342)
   Accumulated  other comprehensive  income                   308           757
                                                      -----------   -----------
                                                            9,171        10,308
      Less 700 shares common stock held
         in  treasury - at  cost                                2             2
                                                      -----------   -----------
                                                            9,169        10,306
                                                      -----------   -----------
                                                      $    21,063   $    23,642
                                                      ===========   ===========
                                See accompanying notes.

                             REALCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         Three months ended December 31,
                (Dollars in thousands, except per share amounts)

                                                                     (unaudited)
                                                               2000         1999
                                                         --------      --------

REVENUES
   Brokerage commissions and fees                        $  6,759      $  6,260
   Construction sales                                       4,685         7,054
   Sales of developed lots                                    294           934
   Equity in net earnings of investees                         81            51
   Interest and other, net                                     29           113
                                                         --------      --------
                                                           11,848        14,412

COSTS AND EXPENSES
   Cost of brokerage revenue                                5,003         4,730
   Cost of construction sales                               4,147         6,467
   Cost of developed lots sold                                240           674
   Selling, general, administrative and other               2,634         2,618
   Depreciation and amortization                              210           184
   Interest                                                   188           270
                                                         --------      --------
                                                           12,422        14,943
                                                         --------      --------
Loss before income taxes                                    (574)          (531)
INCOME TAX EXPENSE (BENEFIT)                                  299           (98)
                                                         --------      --------
         NET LOSS                                           (873)          (433)

PREFERRED STOCK DIVIDEND REQUIREMENT(REDEMPTION BENEFIT)  (2,180)            28
                                                         --------      --------
         NET EARNINGS (LOSS) APPLICABLE
            TO COMMON SHARES                             $  1,307      $   (461)
                                                         ========      ========

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

  Net loss per common share before
    preferred stock dividend requirement                $   (.29)      $   (.15)
                                                         ========      ========
  Net earnings (loss) per common share after
     preferred stock dividend requirement               $     .44      $   (.16)
                                                         ========      ========

WEIGHTED  AVERAGE COMMON SHARES OUTSTANDING             2,964,308     2,884,103
                                                        =========     =========



                                See accompanying notes.

                             REALCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         Three months ended December 31,
                                (Dollars in thousands)


                                                                     (unaudited)
                                                              2000          1999
                                                         --------      --------
Cash flows from operating activities
  Net loss                                               $  (873)      $   (433)
  Adjustments to reconcile net loss to net
    cash provided by operating activities
        Depreciation and amortization                         210           184
        Accretion of discount on notes payable                 25            12
       Net distributions in excess of earnings of
          investees (earnings in excess of distributions)      38           (51)
        Provision for deferred income taxes                   299           (98)
        Realized loss on available for sale securities         34            -
       Change in operating assets and liabilities
          Decrease (increase) in accounts receivable          756          (306)
          Decrease in inventories                             864         1,817
         (Increase) decrease in net billings related
           to costs and estimated earnings on
           uncompleted contracts                            (337)           371
         (Increase) decrease in other assets                (111)           216
         Decrease in accounts payable and
           accrued liabilities                              (422)        (1,054)
                                                         --------      --------
          Net cash provided by operating activities           483           658

Cash flows from investing activitiey
  Purchases of property and equipment                       (104)           (28)
   Advances on notes receivable                                 -          (157)
   Receipts on notes receivable                                35           120
  Purchase of available for sale securities                  (38)             -
   Proceeds from available for sale securities                 59             -
                                                         --------      --------
         Net cash used in investing activities               (48)           (65)

Cash flows from financing activities
  Construction advances and notes payable, net              (781)          (889)
  Proceeds from borrowing under revolving and
     long term debt                                           900            24
  Payments on capital lease obligations and
    long term debt                                          (882)          (870)
   Issuance of treasury stock                                   -            13
                                                         --------      --------
         Net cash used in financing activities              (763)        (1,722)
                                                         --------      --------
    NET DECREASE IN CASH AND CASH EQUIVALENTS               (328)        (1,129)

Cash  and cash equivalents at beginning of period           1,876         3,688
                                                         --------      --------
Cash  and cash equivalents at end of period              $  1,548      $  2,559
                                                         ========      ========

                                See accompanying notes.

                             REALCO, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   December 31, 2000




NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Realco, Inc. and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. For further information refer to the financial statements and footnotes included in the company's annual report on Form 10-K for the year ended September 30, 2000.

1.  Principles of Consolidation:

The consolidated  financial  statements include the accounts of Realco, Inc. and
its  wholly-owned   subsidiaries.   All  material   intercompany   accounts  and
transactions have been eliminated in consolidation.

2. Loss Per Share:

Loss per common share is calculated based on the weighted average number of shares outstanding during the quarter.

3. Comprehensive Loss:

Total comprehensive loss for the quarter ended December 31, 2000 and 1999 was $1,356,000 and $-0-, respectively.

4. Stock and Warrants:

During the quarter ended December 31, 2000, all outstanding preferred stock of the Company was redeemed for 464,804 shares of common stock. The excess carrying value of the preferred stock over the fair value of the common stock given was approximately $2,180,000 which is reflected as a redemption benefit in the Consolidated Statement of Operations.

In connection with a debt financing arrangement, the Company issued 100,000 detachable, unregistered warrants to purchase common stock at $1.80 per share. These warrants became immediately exercisable upon closing of the loan and expire December 14, 2005. The estimated fair value of the warrants, $1.85 per share, was recorded as a discount on debt and is amortized based on the effective interest method.

                             REALCO, INC. AND SUBSIDIARIES
                  NOTES  TO  CONSOLIDATED FINANCIAL STATEMENTS  -CONTINUED
                                   December 31, 2000




5.  Segment Information:

The Company operates in the following segments: real estate brokerage, residential construction and land development, commercial construction, and financial services. Information concerning the Company's business segments for the quarter ended December 31 is as follows:


                                                        2000             1999
                                                   ------------    ------------
      Revenues
        Real estate brokerage                     $   6,759,000    $  6,260,000
        Residential construction
            and   land   development                  3,609,000       6,302,000
        Commercial   construction                     1,370,000       1,686,000
        Financial   services                             36,000         136,000
        Interest and other
            Sales   to  unaffiliated  customers          74,000          28,000
             Intersegment   sales                       191,000         180,000
               Eliminations                            (191,000)       (180,000)
                                                   ------------    ------------
               Total                              $  11,848,000    $ 14,412,000
                                                   ============    ============

      Earnings (loss) before income taxes
        Real estate brokerage                     $    (313,000)   $   (345,000)
        Residential construction
            and   land  development                     142,000         269,000
        Commercial   construction                        14,000         (39,000)
        Financial   services                            (27,000)        (32,000)
        Unallocated general corporate expenses         (390,000)       (384,000)
                                                   ------------    ------------
        Loss before taxes                         $    (574,000)   $   (531,000)
                                                   ============    ============

6.  Income Taxes:

For the quarters ended December 31, 2000 and 1999, the Company's effective income tax rate differed from the federal statutory rate due to increases in the valuation allowance for deferred tax assets.

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

The Company experienced a consolidated pre-tax loss of $574,000 for the quarter ended December 31, 2000 compared to a pre-tax loss of $531,000 for the 1999 quarter. While total sales decreased $2,510,000 or 18% to $11,738,000 in 2000, the increase in profit margins between the periods held the reduction in gross profits to $29,000 or 1% to $2,348,000. Total operating expenses were comparable between the periods.

The Company's income tax expense of $299,000 for the 2000 quarter differs from the federal statutory rate due to increases to the valuation allowance for deferred tax assets. Such additional valuation allowance was necessary, as recoverability of certain deferred tax assets is based upon future taxable gains on available for sale securities. The Company's unrealized gains on available for sale securities decreased $748,000 to $514,000 in the 2000 quarter.


Results of Operations
---------------------

Real Estate Brokerage Segment:

The real estate brokerage segment consists of Prudential Preferred Properties, New Mexico (PPP-NM), Prudential Preferred Properties, Arizona (PPP-AZ), and First Commercial Real Estate Services, Inc. (First Commercial).

This segment realized a pre-tax loss of $581,000 for the 2000 quarter, as compared to $539,000 in 1999. While brokerage commissions increased $499,000 or 8%, the company dollar (split retained by the company) increased $226,000 or 15% to $1,756,000. Such increase in company dollar is the result of a higher portion of 2000 production coming from commercial operations. The Company's commercial operations have traditionally yielded higher gross profits, however the Company absorbs a higher portion of marketing and administrative expenses for such operations. This increase in company dollar was more than offset by a $194,000 increase in selling, general and administrative expenses and a $74,000 increase in other expenses.

PPP-NM experienced a pre-tax loss of $427,000 in 2000, as compared to a $437,000 loss in 1999. A $25,000 or 6% increase in company dollar, and a $15,000 or 2% decrease in selling, general and administrative expenses was more than offset by a $29,000 or 21% increase in depreciation and amortization and interest expense. The increase in depreciation and amortization is the result of capital expenditures associated with the consolidation of certain sales offices into a common facility, while the increase in interest is attributable to a capital lease for office furniture and equipment for this facility and intercompany interest charges for working capital advances.

In connection with management's commitment to consolidate certain sales offices of PPP-NM, a charge of $273,000 associated with lease abandonment expenses was accrued in fiscal 1998. Of the $273,000 initial accrual, $244,000 was utilized prior to September 30, 2000, and $13,000 was utilized in the current quarter, resulting in an accrued liability of $16,000 at December 31, 2000. Such liability represents the present value of anticipate future obligations (tenant improvements, vacancies and shortfalls on sublease revenues) associated with these facilities.

PPP-AZ recognized a pre-tax loss of $137,000 in the 2000 quarter as compared to a pre-tax loss of $21,000 in the 1999 quarter. Brokerage revenues increased 5% in the 2000 quarter to $3,943,000, and company dollar increased 6% to $1,042,000. Such increases are primarily the result of production from certain offices acquired January 1, 2000, as overall production by office has declined in some instances due to softening market conditions. Such increases were more than offset by a 15% increase in selling, general and administrative expenses to $1,123,000 in the 2000 quarter as a result of growth initiatives.

First Commercial recognized a pre-tax profit of $29,000 in the 2000 quarter as compared to a pre-tax loss of $63,000 in the 1999 quarter. These improved operating results were the result of a $329,000 or 83% increase in brokerage commissions earned. The increase in volume is the result of timing associated with closing large transactions, which can be quite cyclical in the commercial brokerage business. This additional revenue resulted in $141,000 or 124%
additional company dollar which was partially offset by a $47,000 or 29% increase in selling, general and administrative expenses. Such increased expenses are a direct result of an increased agent count for these operations over the prior year and the costs associated with a satellite office in Las Cruces, New Mexico.

Residential Construction and Land Development Segment:

The residential construction operations of Charter Building and Development Corp. are primarily in the Albuquerque, Rio Rancho and Los Lunas, New Mexico metropolitan areas. This segment also includes development activities consisting of the acquisition of raw land for development into residential homesites, which are sold to Charter or to other builders. Such land development projects may be performed under joint venture agreements with other developers or entirely by the Company.

This segment realized pre-tax earnings of $71,000 for the quarter ended December 31, 2000 as compared to $57,000 in 1999. This increase in earnings is the result of several factors discussed in more detail below.

Residential construction sales decreased $2,052,000 or 38% to $3,316,000 in 2000. Despite this substantial decrease in sales, gross profits only decreased $63,000 or 15% to $354,000. The Company achieved gross profit margins on home sales of 10.7% in the 2000 quarter as compared to 7.8% in the 1999 quarter. Lot sales decreased $640,000 or 68% to $294,000 in 2000. This decline is primarily the result of higher than usual sales in the 1999 quarter, which contained the sale of an estate lot for $165,000 and the sale of seven lots in a subdivision to initiate a new model and speculative home program, for which there was no comparable activity in the 2000 quarter. Gross profits on lot sales decreased $207,000 or 80% to $53,000 in 2000. The percentage decline in gross profits exceeded the percentage decline in sales due to the product mix, as some subdivisions are more profitable than others.

Charter also  recognized  construction  management  fee income of $35,000 in the
2000  quarter  as  a  result  of  certain   joint  venture  and  build  for  fee
arrangements.

Selling, general and administrative expenses decreased $143,000 or 35% to $266,000 in 2000. This decrease is the result of management's efforts to reduce operating expenses in response to softening new home sales. Interest expense decreased $76,000 or 37% to $131,000 as a result of takedowns and scheduled principal reduction payments on outstanding debt.

Commercial Construction Segment:

Commercial construction operations recognized a $6,000 pre-tax profit for the quarter ended December 31, 2000, as compared to a pre-tax loss of $45,000 in 1999. This improvement in results of operations is primarily attributable to a $39,000 or 18% decrease in selling, general and administrative expenses. This reduction is the result of economies of scale recognized upon the full integration of TI Construction, Inc., which was acquired in August 1999.

Quarterly revenues totaled $1,370,000 in 2000, a decrease $317,000 or 19% from 1999. Despite the decrease in revenues, gross profits increased 8% to $184,000. Underlying profit margins increased as a result of two large construction projects reflected in the 1999 quarter experiencing cost overruns.

Financial Services Segment:

The financial services segment consists of operations of the parent company, Great American Equity Corporation (GAEC) and PHS, Inc.

In addition to financial services performed directly by the Company, operations also include the Company's share of earnings from its 50% equity interest in PHS Mortgage Company, a full service residential mortgage banker. Additionally, the Company owns an approximately 9% interest in MI Acquisition Corporation, an investment banker specializing in debt securities.

The financial services segment, which includes certain unallocated operating expenses of the parent company, realized a pre-tax loss of $69,000, as compared to $3,000 in 1999. This decrease in earnings is primarily the result of the Company recognizing losses of $34,000 on available for sale securities, as opposed to gains of $73,000 in 1999. These losses were offset somewhat by a $14,000, or 28% increase in equity earnings of PHS Mortgage Company.

Operating expenses were comparable between the periods, however, interest expense decreased from $158,000 to $128,000 as a result of scheduled principal reductions on outstanding debt.

As previously reported, the Company executed a Letter of Agreement with Equity Securities Investments, Inc. (ESI), a Minneapolis based broker and dealer in securities, whereby the Company will acquire 100% of the outstanding stock of ESI. This agreement provides for the shareholders of ESI to receive approximately the equivalent of approximately 1,500,000 shares of Company common stock, such shares representing approximately 30% of the then fully diluted outstanding common shares. This transaction which will broaden the Company's focus on financial services is expected to close in February 2001.


Liquidity and Capital Resources
-------------------------------

The Company's liquidity consists primarily of cash, trade accounts receivable, inventories and construction advances collateralized by inventory. It is expected that future cash needs will be financed by a combination of cash flows from operations, future advances under construction loans, and if needed, other financing arrangements, which may be made available to the Company. The Company does not have any material commitments for capital expenditures for fiscal 2001.

The Company's projection of future cash requirements, is affected by numerous factors, including but not limited to, changes in customer receipts, consumer industry trends, sales volume, operating cost fluctuations, acquisitions of existing businesses and unplanned capital spending.

As a result of scheduled debt principal reductions, cash payments required for past acquisitions, and recurring operating losses, management believes that it is necessary to secure additional financing to sustain the Company's operations and anticipated growth for the ensuing twelve months. In December 2000, the Company received loan proceeds of $900,000 to provide additional working capital needs. Certain unencumbered land inventory and available for sale securities were pledged as collateral.


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


Forward Looking Statements
--------------------------

Investors are cautioned that certain statements contained in this document are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Statements which are predictive in nature, or depend upon or refer to future events or conditions constitute forward-looking statements. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, assumptions, and economic and market conditions in the real estate industry, among other things.

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

     (b) Reports on Form 8-K:

          The Registrant filed Form 8-K dated October 25,2000 reporting matters under Item 5, Other Events and Form 8-K dated December 31, 2000 reporting matters under Item 6, Resignation of Registrant's Directors.

Item 7.  SUBSEQUENT EVENT:

On October 9, 2000, the Company executed a Letter of Agreement with Equity Securities Investments, Inc. ("Equity"), a Minneapolis based broker and dealer in securities, whereby Realco will acquire 100 % of the outstanding stock of Equity in a tax-free, stock-for-stock transaction. The agreement provides for the shareholders of Equity to receive approximately 1,5000,000 common shares of Realco, such amount representing approximately 30% of the then fully diluted outstanding common shares of the combined companies.

The proposed transaction will broaden the Company's focus on financial services, as compared to its current focus on real esate brokerage and construction. Such transaction is expected to close in late February or March 2001 upon ratification by the Company's shareholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


REALCO, INC.


Date: February 12, 2001

               /s/ JAMES A. ARIAS
               ---------------------------------------
               James A. Arias, President and Chief
                 Executive Officer


Date: February 12, 2001

               /s/ CHRIS A. BRUEHL
               ---------------------------------------
               Chris A. Bruehl,  Senior Vice President
                 and Chief Financial Officer