Form 10-Q
period 2001-03-31
REALCO INC /NM/
filed 2001-05-21
CIK 82409

U.S. Securities and Exchange Commission
 Washington, D.C. 20549
 Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ACT OF 1934

For the transition period from  __________ to__________

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

   (Address of principal executive offices)                      (Zip code)

                                 (505) 242-4561

              (Registrant's telephone number, including area code)

                                 Not applicable

              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by the Section 13 or 15(d) of the  Securities  Exchange  Act of 1934
during the preceding 12 months (or for such shorter  period that the  Registrant was  required  to file such  reports),  and (2) has been  subject to such filing requirements for the past 90 days. Yes XX__  No____

As of May 15, 2001 the Company had approximately 3,389,000 shares outstanding of its no par value common stock, the Company's only class of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS,

                             REALCO, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                 (Dollars in thousands)

                                                   March 31,
                                                      2001      September 30,
                                                  (unaudited)       2000
                                                  -----------    ------------

ASSETS
  Cash and cash equivalents                       $       590    $     1,876
  Restricted cash                                         477            341
  Available for sale securities                           862          1,578
  Accounts and notes receivable, net                    2,277          2,670
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                     534            156
  Inventories                                          10,138         10,462
  Property & equipment - at cost, net                   1,921          1,786
  Investments - equity method                             832            792
  Investment - cost method                              1,210          1,210
  Cost in excess of net assets acquired, net            3,508          2,126
  Other assets                                            681            645
                                                  -----------    -----------

                                                  $    23,030    $    23,642
                                                  ===========    ===========

                                See accompanying notes.

                             REALCO, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS - CONTINUED
                                 (Dollars in thousands)

                                                   March 31,
                                                      2001      September 30,
                                                  (unaudited)       2000
                                                  -----------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Notes payable                                   $     4,616    $     4,464
  Lease obligations                                       378            509
  Construction advances and notes payable,
    collateralized by inventories                       3,778          4,495
  Accounts payable and accrued liabilities              3,369          3,296
  Billings in excess of cost and estimated
    earnings on uncompleted contracts                      -             231
  Escrow funds held for others                            477            341
                                                  -----------    -----------

            Total liabilities                          12,618         13,336

STOCKHOLDERS' EQUITY
  Preferred stock - authorized, 500,000 shares
    Series A - issued and outstanding, -0- and
      79,969 shares, stated at liquidation value           -             799
    Series B - issued and outstanding, -0- and
      212,859 shares, stated at liquidation value          -           2,129
    Series D - issued and outstanding, 484,000
      and -0- shares, liquidation  value of $2,087      1,909             -
    Common stock - no par value; authorized,
      50,000,000 shares; issued 3,388,842 and
      2,924,038 shares                                 11,078          7,965
  Accumulated deficit                                  (2,693)        (1,342)
  Accumulated other comprehensive income                  120            757
                                                  -----------    -----------
                                                       10,414         10,308
      Less 700 shares common stock held in
        treasury - at cost                                  2              2
                                                  -----------    -----------
                                                       10,412         10,306
                                                  -----------    -----------

                                                  $    23,030    $    23,642
                                                  ===========    ===========

                                See accompanying notes.

                             REALCO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                              Three months ended March 31,
                  (Dollars in thousands, except per share amounts)

                                                            (unaudited)

                                                          2001        2000
                                                        ---------   --------

REVENUES
  Brokerage commissions and fees                        $  8,175    $  6,540
  Construction sales                                       3,139       5,285
  Sales of developed lots                                    358         633
  Equity in net earnings of investees                        141          57
  Interest and other, net                                     62         145
                                                        --------    --------
                                                          11,875      12,660

COSTS AND EXPENSES
  Cost of brokerage revenue                                5,995       4,779
  Cost of construction sales                               2,778       4,782
  Cost of developed lots sold                                250         456
  Selling, general, administrative and other               2,790       2,813
  Depreciation and amortization                              165         220
  Interest                                                   249         193
                                                        --------    --------
                                                          12,227      13,243
                                                        --------    --------
Loss before income taxes                                    (352)       (583)

INCOME TAX EXPENSE (BENEFIT)                                 126        (109)
                                                        --------    --------
         NET LOSS                                           (478)       (474)

PREFERRED STOCK DIVIDEND REQUIREMENT                          65          28
                                                        --------    --------
         NET LOSS APPLICABLE TO COMMON SHARES           $   (543)   $   (502)
                                                        ========    ========

BASIC AND DILUTED LOSS PER COMMON SHARE

  Net loss per common share before
    preferred stock dividend requirement                $   (.14)   $   (.16)
                                                        ========    ========
  Net loss per common share after
    preferred stock dividend requirement                $   (.16)   $   (.17)
                                                        ========    ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             3,388,000   2,889,000
                                                       =========   =========

                                See accompanying notes.

                             REALCO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                               Six months ended March 31,
                  (Dollars in thousands, except per share amounts)

                                                            (unaudited)

                                                          2001        2000
                                                        --------    --------

REVENUES
  Brokerage commissions and fees                        $ 14,934    $ 12,800
  Construction sales                                       7,824      12,339
  Sales of developed lots                                    652       1,567
  Equity in net earnings of investees                        222         108
  Interest and other, net                                     91         258
                                                        --------    --------
                                                          23,723      27,072

COSTS AND EXPENSES
  Cost of brokerage revenue                               10,998       9,509
  Cost of construction sales                               6,925      11,249
  Cost of developed lots sold                                490       1,130
  Selling, general, administrative and other               5,424       5,431
  Depreciation and amortization                              375         404
  Interest                                                   437         463
                                                        --------    --------
                                                          24,649      28,186
                                                        --------    --------
Loss before income taxes                                    (926)     (1,114)

INCOME TAX EXPENSE (BENEFIT)                                 425        (207)
                                                        --------    --------
         NET LOSS                                         (1,351)       (907)

PREFERRED STOCK DIVIDEND REQUIREMENT
  (REDEMPTION BENEFIT)                                    (2,158)         56
                                                        --------    --------
         NET EARNINGS (LOSS) APPLICABLE
           TO COMMON SHARES                            $     807    $   (963)
                                                        ========    ========

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

  Net loss per common share before
    preferred stock dividend requirement                $   (.43)   $   (.31)
                                                        ========    ========
  Net earnings (loss) per common share after
    preferred stock dividend requirement                $    .25    $   (.33)
                                                        ========    ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             3,171,000   2,887,000
                                                       =========   =========

                                See accompanying notes.

                             REALCO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Six months ended March 31,
                                (Dollars in thousands)

                                                            (unaudited)

                                                          2001        2000
                                                        -------    --------
Cash flows from operating activities
  Net loss                                              $ (1,351)   $   (907)
  Adjustments to reconcile net loss to net cash
    used in operating activities
       Depreciation and amortization                         375         404
       Accretion of discount on notes payable                 77          22
       Net earnings in excess of distributions
         of equity investees                                 (40)       (108)
       Loss (gain) on sale of securities                      82        (118)
       Gain on sale of property and equipment                 -          (13)
       Provision for deferred income taxes                   425        (207)
       Change in operating assets and liabilities
         Decrease (increase) in accounts receivable          439        (285)
         Decrease in inventories                             324       1,251
         (Increase) decrease in net billings related
           to costs and estimated earnings on
           uncompleted contracts                            (609)        326
         (Increase) decrease in other assets                 (66)         49
         Decrease in accounts payable and accrued
           liabilities                                       (12)       (687)
                                                        --------    --------

         Net cash used in operating activities              (356)       (273)

Cash flows from investing activities
  Purchases of property and equipment                       (144)        (89)
  Proceeds from the sale of property and equipment            -           13
  Purchase of securities available for sale                  (39)       (995)
  Proceeds from the sale of securities available
    for sale                                                  67       1,007
  Advances on notes receivable                                -         (157)
  Receipts on notes receivable                                35         132
  Payments for businesses, net of cash acquired              (61)       (484)
                                                        --------    --------

         Net cash used in investing activities              (142)       (573)

                             REALCO, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                               Six months ended March 31,
                                (Dollars in thousands)

                                                            (unaudited)

                                                          2001        2000
                                                        --------    -------
Cash flows from financing activities
  Construction advances and notes payable, net              (717)       (600)
  Payments on capital lease obligations and
    long term debt                                        (1,107)       (998)
  Proceeds from borrowings under long term debt            1,036          24
  Issuance of treasury stock                                  -           19
                                                        --------    --------

         Net cash used in financing activities              (788)     (1,555)
                                                        --------    --------
    NET DECREASE IN CASH AND CASH EQUIVALENTS             (1,286)     (2,401)

Cash and cash equivalents at beginning of period           1,876       3,688
                                                        --------    --------

Cash and cash equivalents at end of period              $    590    $  1,287
                                                        ========    ========

Non-cash investing and financing activities:
--------------------------------------------

In March  2001,  the  Company  acquired  all the  outstanding  stock  of  Equity
Securities  Investments,  Inc.  in  exchange  for  484,000  shares  of  Series D preferred stock. In connection with this  acquisition,  liabilities were assumed as follows:

    Fair value of assets acquired, including
      cash of $178                                        $  2,194
    Stock issued                                            (1,909)
                                                          --------
    Liabilities assumed                                   $    285
                                                          ========

In January 2000, the Company purchased the net assets and business of Farnsworth
Realty  and  Management  Company  for $400.  In  connection  with the  purchase, liabilities were assumed as follows:

    Fair value of assets acquired, including
      an office building                                  $    451
    Cash paid                                                 (250)
    Issuance of note payable                                  (150)
                                                          --------
    Liabilities assumed                                   $     51
                                                          ========

                                See accompanying notes.

                             REALCO, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     March 31, 2001

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Realco, Inc. and its wholly owned  subsidiaries  have been prepared in accordance  with generally accepted  accounting  principles for interim financial  information and with the instructions  of Form 10-Q and Article 10 of the  Regulation  S-X.  Accordingly,
they do not include all of the information  and footnotes  required by generally accepted accounting principles for complete financial statements. In the opinion of  management,  all  adjustments  (consisting  of  normal  recurring  accruals)
considered  necessary  for a fair  presentation  have been  included.  Operating results for the periods ended March 31, 2001 are not  necessarily  indicative of the results that may be expected for the fiscal year ending  September 30, 2001.
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

3.  Accumulated Other Comprehensive Income:

Accumulated  other  comprehensive  income  consists  solely  of  net  unrealized investment gains and losses.  Total comprehensive  income (loss) for the periods presented is as follows:
                                            2001             2000
                                        -----------      -----------

      Three months ended March 31       $  (666,000)     $    57,000
      Six months ended March 31          (1,988,000)        (376,000)

Due to subsequent  declines in market value of certain  securities,  accumulated other comprehensive income, net of deferred income taxes, relating to unrealized gains on available for sale securities decreased by $137,000 at May 15, 2001. As recoverability of certain deferred tax assets is based upon future taxable gains on available  for sale  securities,  this decline would result in an increase in the Company's valuation allowance for deferred income tax assets of $91,000.

                             REALCO, INC. AND SUBSIDIARIES,
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                    March 31, 2001

4.  Stock and Warrants:

In December 2000, all  outstanding  Series A and Series B preferred stock of the
Company was redeemed for 464,804  shares of common  stock.  The excess  carrying value of the  preferred  stock over the fair value of the common stock given was approximately  $2,180,000  which is  reflected  as a  redemption  benefit in the
Consolidated Statement of Operations for the six months ended March 31, 2001.

In connection  with a debt  financing  arrangement,  the Company  issued 100,000 detachable,  unregistered  warrants to purchase common stock at $1.80 per share.
These  warrants  became  immediately  exercisable  upon  closing of the loan and expire  December 14, 2005. The estimated  fair value of the warrants,  $1.85 per share,  was  recorded  as a  discount  on debt and is  amortized  based upon the effective interest rate method.

Effective  March 1, 2001,  the Company  acquired  all the  outstanding  stock of
Equity Securities  Investments,  Inc. in exchange for 484,000 shares of Series D preferred  stock.  Each Series D preferred  share is entitled to one shareholder vote, a liquidation preference of $4.3125 and cash dividends at a rate of $.0135 per quarter. Upon approval by the Company's shareholders, each share of Series D preferred stock will be converted into three shares of common stock

5.  Segment Information:

The  Company  operates  in  the  following  segments:   real  estate  brokerage,
residential  construction and land  development,  commercial  construction,  and financial services.  Information  concerning the Company's business segments for periods ended March 31 is as follows:

    Three months ended:
                                                  2001             2000
                                              ------------     ------------
      Revenues
        Real estate brokerage                 $  7,866,000     $  6,540,000
        Residential construction
          and land development                   1,838,000        4,099,000
        Commercial construction                  1,659,000        1,819,000
        Financial services                         434,000          173,000
        Interest and other
          Sales to unaffiliated customers           78,000           29,000
          Intersegment sales                       183,000          186,000
            Eliminations                          (183,000)        (186,000)
                                              ------------     ------------
                                              $ 11,875,000     $ 12,660,000
                                              ============     ============

                             REALCO, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                     March 31, 2001

                                                  2001             2000
                                              ------------     ------------
      Operating profit (loss)
        Real estate brokerage                 $    178,000     $   (399,000)
        Residential construction
          and land development                     (47,000)         156,000
        Commercial construction                    (19,000)          26,000
        Financial services                         (72,000)          96,000
                                              ------------     ------------
                                              $     40,000     $   (121,000)
                                              ============     ============

    Six months ended:
                                                  2001             2000
                                              ------------     ------------
      Revenues
        Real estate brokerage                 $ 14,626,000     $ 12,800,000
        Residential construction
          and land development                   5,447,000       10,401,000
        Commercial construction                  3,029,000        3,505,000
        Financial services                         458,000          309,000
        Interest and other
          Sales to unaffiliated customers          163,000           57,000
          Intersegment sales                       374,000          367,000
            Eliminations                          (374,000)        (367,000)
                                              ------------     ------------
                                              $ 23,723,000     $ 27,072,000
                                              ============     ============

      Operating profit (loss)
        Real estate brokerage                 $   (135,000)    $   (744,000)
        Residential construction
          and land development                     114,000          425,000
        Commercial construction                     (5,000)         (13,000)
        Financial services                        (102,000)         168,000)
                                              ------------     ------------
                                              $   (128,000)    $   (164,000)
                                              ============     ============

6.  Income Taxes:

For the periods ended March 31, 2001 and 2000,  the Company's  effective  income tax rate  differed  from the  federal  statutory  rate due to  increases  in the valuation allowance for deferred income taxes.

                             REALCO, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                     March 31, 2001

7.  Investment - Cost Method:

The Company's  cost method  investment  consists of a 10% equity  position in MI
Acquisition  Corporation  (MI),  the  parent  company  of  Miller  &  Schroeder,
Inc., a privately held financial services firm specializing in underwriting debt
securities.   In  recent  months,  MI  has  incurred   substantial  losses  from
operations.  Additionally  several  changes  in key  management  personnel  have occurred,  including the resignation of James A. Arias,  Realco President,  from the Board of MI. In an  effort to  address  these  losses,  MI  entered  into an agreement  with a third party to purchase  certain key assets and  operations of
Miller & Schroeder, Inc.

As required  by law, in  connection  with any such  transaction  the MI Board of
Directors is required to seek  shareholder  approval of such a  transaction.  At this time, the details of this proposal have not been publicly  released and the shareholders  have not been  notified  as to when a special  meeting to evaluate this proposal will be called. As details of the proposed transaction are unknown at this time and  shareholder  approval is  uncertain,  the Company is unable to determine  the  financial  impact of this  proposed  transaction  at this  time.
However,  management  does  believe  that  based  upon MI's  current  results of operations  and its book  value of $4.72  per  share  at March  31,  2001,  this transaction,  if approved could possibly  result in a substantial  impairment of the $1,210,101 carrying value of this investment.

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
Segment.

In the past, the Company's operations were primarily within the Albuquerque, New
Mexico  and  Phoenix,  Arizona  metropolitan  areas.  Through  the March 1, 2001 acquisition of Equity Securities  Investments,  Inc. (ESI), the Company expanded its  financial  services  operations  into the  Minneapolis,  Minnesota  region.
Additionally,  based upon two agreements  entered into on February 26, 2001, the
Company will be selling its residential real estate brokerage  operations in New
Mexico and Arizona.

The Company experienced a consolidated  pre-tax loss of $352,000 for the quarter ended  March 31,  2001  compared  to a  pre-tax  loss of  $583,000  for the 2000 quarter.  Total  revenues  decreased  $785,000 or 6% between the  periods.  This overall decrease included a $1,635,000 or 25% increase in brokerage commissions, which was more than offset by a $2,421,000 or 41% decrease in  construction  and lot sales. The combination of gross profits  contributed on increased  brokerage commissions and higher profit margins  recognized on construction  and lot sales in the 2001 quarter resulted in an overall  improvement in results of operations as operating expenses were comparable between the periods.

Results of operations  for the six months ended March 31, 2001 were very similar to the aforementioned quarter,  whereby an overall decrease in revenues was more than offset by increased  profit  margins,  while  operating  expenses  remained constant.  The six months  ended  March 31,  2001  resulted  in a pretax loss of
$926,000 on revenues of  $23,723,000  as compared to a pretax loss of $1,114,000 on revenues of $27,072,000 for the 2000 period.

The Company experienced an other comprehensive loss of $188,000 and $637,000 for the  three  and six  month  periods  ended  March  31,  2001,  which  represents unrealized losses on available for sale securities.

The Company's  income tax expense of $126,000 and $425,000 for the three and six month  periods  ended March 31,  2001,  respectively,  differs  from the federal statutory  rate due to increases  to the  valuation  allowance  for deferred tax assets. Such additional valuation allowance was necessary,  as recoverability of certain  deferred tax assets is based upon future taxable gains on available for sale securities.

Results of Operations by Operating Segment
------------------------------------------

Real Estate Brokerage Segment:

The  real  estate  brokerage  segment  consists  of  Hooten/Stahl,  Inc.  d.b.a.
Prudential Preferred Properties, New Mexico ("PPP-NM); Mull Realty Company, Inc.
and  Cliff  Winn,  Inc.  Realtors,   collectively  d.b.a.  Prudential  Preferred
Properties,  Arizona ("PPP-AZ"); and First Commercial Real Estate Services, Inc.
("First Commercial").

As  previously  reported,  the Company  entered into two separate  agreements on
February  26, 2001 to sell the net assets and  operations  of PPP-NM and PPP-AZ, which comprise the Company's residential  brokerage  operations.  As a result of
certain  provisions   contained  in  the  Company's   franchise  agreement  with
Prudential Real Estate  Affiliates,  the closing date of these transactions will not occur until June 2, 2001.

     For the Quarter  Ended March 31, 2001

     This segment  experienced a pre-tax loss of $68,000 for the 2001 quarter as compared  to a pre-tax  loss of  $664,000 in 2000.  Total  revenues  between the periods  increased  $1,326,000  or 20% to  $7,866,000.  This increase in largely attributable  to First  Commercial  which  contributed  revenues of  $1,147,000, representing  an increase of $893,000 or 351%.  Company  dollar (the  portion of brokerage  commissions and fees retained by the Company) also increased $357,000 or 20% to $2,117,000 in 2001. Total operating expenses decreased $233,000 or 10%
between the two periods.

     The residential brokerage  operations,  which will be sold on June 2, 2001, experienced  a pretax  loss of  $251,000  as  compared  to  $623,000 in the 2000 quarter.  These  improved  operating  results are  primarily  attributable  to a
$283,0000  or 14%  decrease  in selling  general  and  administrative  expenses.
Additionally,  residential  brokerage  revenues  increased $435,000 or 7%, which yielded a 4% or $67,000 increase in company dollar.

     First  Commercial,  an  Albuquerque  based  commercial  brokerage  company, recognized  pretax  earnings of  $184,000  in the 2001  quarter as compared to a
pretax  loss  of  $40,000  in  2000.   This  increase  is  attributable  to  the
aforementioned  351%  increase  in revenues  for the 2001  period  which was the result of the Company closing several large transactions during the period. This revenue  increase  yielded a $279,000 or 211%  increase in company  dollar.  The percentage  increase in company dollar was less than the percentage  increase in revenues as agent commissions are on graduated  schedules whereby the percentage retained by the Company  decreases as total  commissions  increase over a twelve month period.  Total operating expenses of First Commercial increased $55,000 or
32% during the 2001 period, which is primarily  attributable the Las Cruces, New
Mexico office which was not open during the 2000 period. As the closing of large commercial brokerage  transactions can be infrequent,  the results of operations for this  quarter  are not  necessarily  indicative  of the  expected  operating results for the remainder of the fiscal year.

     For the Six Months Ended March 31, 2001

     Similar to the operating results for the quarter ended March 31, 2001, this segment  experienced  a $649,000  pretax loss for the 2001 period as compared to
$1,203,000 for the 2000 period. Such improved operating results are attributable entirely to the strong second quarter previously  discussed.  For the six months ended  March  31,  2001,  total  revenues  for  this  segment  increased  14% to
$14,626,000,  while company  dollar  increased  $583,000 or 17%. The increase in company dollar is largely attributable to the additional revenues,  however, the percentage  increase in company dollar was greater than the percentage  increase in revenues  as a result of a greater  portion of revenues  being  comprised  of commercial brokerage transactions which traditionally have more favorable splits for the company. Operating expenses were comparable between the two periods.

     Residential  brokerage operations  experienced a pretax loss of $778,000 in the 2001 period as compared  to  $1,100,000  in 2000.  Such  improved  operating results are largely  attributable  to a $605,000 or 5% increase in  revenues,  a
$164,000  or 5%  increase  in company  dollar  and  $72,000  or 2%  decrease  in operating expenses.

     First  Commercial  recognized  pretax  earnings  of  $213,000  for the 2001 period,  as  compared  to a  pretax  loss of  $103,000  in 2000.  Such  improved operating results are attributable to the aforementioned strong second quarter.

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

Profits on lots sold to Charter,  either  directly by a subsidiary or by a joint venture,  are  eliminated  in  consolidation  of this  segment  until the lot is removed from Charter's  inventory.  Such deferred  profits  totaled  $196,000 at
March 31, 2001.

   For the Quarter Ended March 31, 2001

     This  segment  experienced  a pretax loss of $91,000 for the quarter  ended
March  31,  2001 as  compared  to  $14,000  in 2000.  This  increase  in loss is primarily decreased profitability in home building operations.

     Residential construction sales decreased $1,987,000 or 57% to $1,480,000 in
2001.  Despite a 57% decrease in revenues,  gross profits only  decreased 25% to
$203,000  as a result  of a 13.7%  gross  profit  margin  in the 2001  period as compared  to 7.8% in 2000.  Lot sales  decreased  $274,000 or 43% to $358,000 in
2001. Gross profits on such sales decreased  $68,000 or 38% to $109,000 on 2000.
Operating expenses between the two periods were comparable.

     The decrease in residential  construction  and lot sales is the result of a general slowdown in the Albuquerque economy.

     Charter  recognized  construction  management  fee income of $38,000 in the
2001  quarter  as  a  result  of  certain   joint  venture  and  build  for  fee
arrangements. Such construction management fees did not exist in the prior year.

     For the Six Months Ended March 31, 2001

     A pretax loss of $20,000 was recognized in the 2001 period as compared to a
$43,000  pretax profit in 2000.  This overall  decline is comprised of a $48,000 improvement  in  profitability  from  homebuilding  operations,  as  offset by a
$112,000 decline in profitability on lot sales.

     Homebuilding operations experienced a 46% decline in sales to $4,795,000 in
2001. Due to an increase in gross profit margins from 7.8% to 11.6% in 2001, the decrease in gross  profits was  limited to $132,000 or 19%.  Charter  recognized construction  management  fee income of $61,000 in the 2001 period and decreased its total operating expenses by $134,000 or 15%.

     Sales of developed lots decreased $915,000 or 58% to $652,000 in 2001. Such decline is  primarily  the result of declining  sales  volume to Charter.  Gross profits  on such sales  declined  $275,000  or 62% to  $162,000  in 2001.

     Total  operating  expenses  decreased  $243,000 or 21% for this  segment in
2001.

Commercial Construction Segment:

Commercial construction operations are conducted by Realco Construction, Inc. an
Albuquerque,  New Mexico based general  contractor.

For the Quarter Ended March 31, 2001

     This  segment  experienced  a pretax  loss of $24,000 as compared to pretax earnings of $20,000 in the 2000 period. Construction revenues decreased $160,000 or 9% to  $1,659,000.  Due to lower profit  margins  recognized  in 2001,  gross profits  decreased  32% to  $158,000.  Such  decrease  is  attributable  to cost overruns on a large project recently  completed.  Operating  expenses  decreased
$30,000  or 15% to  $176,000  in 2001,  as a result  of  downsizing  management, accounting and administrative staff.

 For the Six Months Ended March 31, 2001

A pretax  loss of $19,000  was  recognized  for the 2001  period as  compared to
$25,000 in 2000. Results of operations between these two periods were comparable despite a $476,000 or 14% decrease in  construction  sales to  $3,029,000 in the
2001  period and a  corresponding  15%  decrease in gross  profits to  $342,000.
Decreased  gross  profits  were more than offset by a $66,000 or 15% decrease in operating expenses as a result of the aforementioned downsizing.

Financial Services Segment:

The financial  services  segment  consists of operations of the parent  company,
Equity Securities  Investments,  Inc. (ESI),  Great American Equity  Corporation
(GAEC) and PHS, Inc.

ESI, a Minneapolis, Minnesota based broker and dealer in securities was acquired effective  March 1, 2001  through  the  issuance  of 484,000  shares of Series D preferred  stock.  This  acquisition,  included the  appointment  of ESI selling shareholders,  Laurence S. Zipkin and Edward S.  Adams,  to the Realco  Board of
Directors,  as well as retaining these individuals as executive  officers.  This acquisition  is a key  component of the  Company's  plan to expand its financial services operations.  The Company is currently  identifying and evaluating other growth opportunities to complement this segment.

In addition to financial services performed directly by the Company,  operations also include the Company's share of earnings from its 50% equity interest in PHS
Mortgage Company, a full service residential mortgage banker.

The Company's  cost method  investment  consists of a 10% equity  position in MI
Acquisition  Corporation  (MI),  the parent  company of Miller &  Schroeder,
Inc., a privately held financial services firm specializing in underwriting debt securities.  In recent months,  MI has begun incurring  substantial  losses from operations.  Additionally  several  changes  in key  management  personnel  have occurred,  including the resignation of James A. Arias,  Realco President,  from the Board of MI.

The MI Board of Directors  recently voted to send for  shareholder  approval,  a
proposal   to   sell  certain   net  assets  and  the  operations  of  Miller  &
Schroeder,  Inc.  At this  time,  the  details  of this  proposal  have not been publicly  released  and the  shareholders  have not been  notified  as to when a special  meeting to evaluate  this  proposal  will be called.  As details of the proposed  transaction  are  unknown  at this time and  shareholder  approval  is uncertain,  the  Company is unable to  determine  the  financial  impact of this proposed  transaction at this time. However,  management does believe that based upon MI's current results of operations and its book value of $4.72 per share at
March 31,  2001,  this  transaction,  if approved  could  possibly  result in an impairment of the $1,210,101 carrying value of this investment.

   For the Quarter Ended March 31, 2001

     The Financial  Services  segment,  which also includes certain  unallocated operating expenses of the parent company,  realized a pretax loss of $169,000 as compared to a pretax profit of $75,000 in 2000.

     ESI  experienced  a pretax  loss of $66,000  for the month  ended March 31,
2001. Only one month's of operations are included in this reporting period based upon  the  March  1,  2001  acquisition  date  of  this  company.  Such  loss is attributable to the lack of any underwriting  activity during the period,  which is the most profitable aspect of operations. Broker fees of $309,000 were earned for the  period,  which  yielded a gross  profit  of  $63,000.  Total  operating expenses were $117,000 and other income(loss) was ($12,000).

     Net equity  earnings  recognized  from PHS were  $78,000,  as  compared  to
$81,000 in the 2000 quarter.

     The Company recognized a loss of $42,000 in 2000 relating to its investment in MI. As a result of dilution,  the Company now  accounts  for this  investment under the costs method. Accordingly no equity earnings or loss was recognized in
2001.

     Net equity  earnings  of other  investees  increased  $28,000 to $48,000 in
2001.  Such increase is attributable to the sale of a strip shopping center held in a small real estate partnership.

     Other  significant items affecting  comparability  between the periods are:
realized  losses of $8,000 on available for sale securities in 2001, as compared to gains of approximately $80,000 in 2000; selling, general,  administrative and depreciation  expense  increased  $58,000  or 32% in 2001 as a result  of earned bonuses on mortgage  banking  transactions  and an increase of $69,000 or 74% in interest  expense,  primarily  associated with a short term working capital loan taken out in December 2000 and the corresponding the amortization of discount on this debt.

   For the Six Months Ended March 31, 2001

     The  Financial  Services  segment  realized a pretax  loss of  $238,000  as compared to a pretax profit of $72,000 in 2000.

     Interest  and other  income  (loss) was  ($27,000)  in 2001 as  compared to
$198,000 in 2000, both of which consisted primarily of realized gains and losses on available for sale securities.

     Net equity  earnings  of PHS  totaled  $142,000  as compared to $131,000 in
2000. Net equity earnings (loss) of other investees  totaled $47,000 as compared to ($20,000) in 2000. The net loss in 2000 consisted primarily of a of a $40,000 loss recorded on the Company's  investment in MI, while the net earnings in 2001 were the result of the aforementioned sale in a small real estate partnership.

     Selling, general, administrative and depreciation expense increased $41,000 to $383,000 in 2001,  which was  primarily  attributable  to the timing of bonus payments on mortgage banking transactions. Interest expense increased $54,000 to
$305,000 in 2001 as a result of the  aforementioned  working  capital loan taken out in December 2000.

     Also   included   in  results  of   operations   for  this  period  is  the
aforementioned $66,000 loss of ESI for the month of March 2001.

Liquidity and Capital Resources
-------------------------------

The Company's  liquidity consists primarily of cash, trade accounts  receivable, inventories  and  construction  advances  collateralized  by  inventory.  It  is expected that future cash needs will be financed by a combination  of cash flows from operations,  future advances under construction  loans, and other financing arrangements,  which may be made available to the Company.  The Company does not have any material commitments for capital expenditures for fiscal 2001.

The Company's  projection of future cash  requirements,  is affected by numerous factors,  including but not limited to, changes in customer  receipts,  consumer industry  trends,  sales volume,  operating cost  fluctuations,  acquisitions of existing businesses and unplanned capital spending.

While the  pending  sale of the  Company's  residential  real  estate  brokerage operations  in New Mexico and Arizona will  generate  substantial  cash flow, as well  as  eliminate  certain  cash  outflows  for  recurring  operating  losses, management  believes that it may be necessary to secure additional  financing to sustain the Company's  operations and growth  initiatives for the ensuing twelve months.

In December  2000,  the Company  received  loan  proceeds of $900,000 to provide additional  working capital.  Certain  unencumbered land inventory and available for sale securities were pledged as collateral.

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

The real  estate  and  financial  services  industry,  can be  cyclical  and are affected by consumer  confidence  levels,  prevailing  economic  conditions  and interest  rates.  Other  factors  effecting  the real  estate  industry  include increases  in  construction  costs,  increases  in costs  associated  with  home ownership  such as  interest  rates and  property  taxes,  changes  in  consumer preferences and demographic trends.

Forward Looking Statements
--------------------------

Investors are cautioned that certain  statements  contained in this document are
"forward-looking  statements"  within  the  meaning  of the  Private  Securities
Litigation  Reform Act of 1995 (the "Act").  Statements  which are predictive in nature,  or depend  upon or refer to  future  events  or  conditions  constitute forward-looking  statements.  In  addition,  any  statements  concerning  future financial  performance,  ongoing business strategies or prospects,  and possible
future  Company   actions,   which  may  be  provided  by  management  are  also
forward-looking statements as defined by the Act. Forward-looking statements are based on  current  expectations  and  projections  about  future  events and are
subject  to  risks,   uncertainties,   assumptions,   and  economic  and  market
conditions, among other things.

Actual  events  and  results  may differ  materially  from  those  expressed  or forecasted  in the  forward-looking  statements  made by the  Company or Company management due to a number of factors.  Important  factors that could cause such differences  include  but  are not  limited  to,  changes  in  general  economic conditions  either  nationally or in regions  where the Company  operates or may commence operations,  employment growth or unemployment rates,  availability and
costs  of  land  and  homebuilding  materials,   labor  costs,  interest  rates,
prevailing rates for associate commission  structures,  industry competition and regulatory developments.

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

Item 2.  CHANGES IN SECURITIES

     Effective  March 1,  2001,  the  Company  issued  484,000  shares  of newly designated  Series D preferred  stock in connection with the acquisition of
     Equity Securities Investments,  Inc. Each share of Series D preferred stock is entitled to one shareholder  vote, a liquidation  preferednce of $4.3125 and cash dividends at a rate of $.0135.  Upon  shareholder  approval,  each share of Series D preferred  stock will be  converted  into three shares of common stock.

Item 3.  DEFAULTS IN SENIOR SECURITIES

     None

Item 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None

Item 5.  OTHER INFORMATION

     None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) There are no exhibits filed with this Report.
     (b) Reports on Form 8-K:

         The  Registrant  filed  Form 8-K  dated  February 26,2001  reporting matters under Item 5,  Other Events,  Forms 8-K  dated March 1, 2001 reporting matters under Item 2 Acquisition or Disposition of Assets, and Item 5 Other Events.

SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

REALCO, INC.

Date: May 19, 2001

               /s/ JAMES A. ARIAS
               -----------------------------------
               James A. Arias, President and Chief
                 Executive Officer

Date: May 19, 2001

               /s/ CHRIS A. BRUEHL
               --------------------------------------
               Chris A. Bruehl, Senior Vice President
                 and Chief Financial Officer