Form 10-Q
period 2001-06-30
REALCO INC /NM/
filed 2001-08-14
CIK 82409

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ACT OF 1934

For the transition period from __________ to __________

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

   1650 University Blvd., N.E., Suite 5-100
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _XX_ No ____

As of August 12, 2001 the Company had approximately 3,389,000 shares outstanding of its no par value common stock, the Company's only class of common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                          REALCO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                              (unaudited)

                                                       June 30,      September 30,
                                                         2001            2000
                                                     ------------    ------------
ASSETS
  Cash and cash equivalents                          $      4,418    $      1,650
  Restricted cash                                             452             269
  Available for sale securities                               171           1,578
  Accounts and notes receivable, net                        2,036           1,966
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                          --             156
  Inventories                                              10,077          10,462
  Property & equipment, net                                   602             429
  Investments - equity method                                 496             792
  Investment - cost method                                     --           1,210
  Cost in excess of net assets acquired, net                1,667             302
  Net assets of discontinued operations                        --           2,751
  Other assets                                              1,494             510
                                                     ------------    ------------

                                                     $     21,413    $     22,075
                                                     ============    ============


                             See accompanying notes.

                          REALCO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                            (unaudited)

                                                      June 30,       September 30,
                                                        2001             2000
                                                    ------------     ------------
LIABILITIES
  Notes payable                                     $      4,503     $      4,389
  Lease obligations                                            4                5
  Construction advances and notes payable,
    collateralized by inventories                          4,007            4,495
  Accounts payable and accrued liabilities                 3,224            2,380
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                         --              231
  Escrow funds held for others                               452              269
                                                    ------------     ------------

            Total liabilities                             12,190           11,769

STOCKHOLDERS' EQUITY
  Preferred stock - authorized, 500,000 shares
    Series A - issued and outstanding, 79,969
      shares, stated at liquidation value                     --              799
    Series B - issued and outstanding, 212,859
      shares, stated at liquidation value                     --            2,129
    Series D - issued and outstanding, 484,000
      shares, stated at liquidation value                  2,087               --
    Common stock - no par value; authorized,
      50,000,000 shares; issued 3,388,842 shares
      and 2,924,038, respectively                         11,078            7,965
    Accumulated deficit                                   (3,913)          (1,342)
    Accumulated other comprehensive income(loss)             (27)             757
                                                    ------------     ------------
                                                           9,225           10,308
      Less 700 shares common stock
        held in treasury - at cost                             2                2
                                                    ------------     ------------
                                                           9,223           10,306
                                                    ------------     ------------
                                                    $     21,413     $     22,075
                                                    ============     ============


                             See accompanying notes.

                          REALCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           Three months ended June 30,
                (Dollars in thousands, except per share amounts)

                                                             (unaudited)

                                                         2001             2000
                                                     ------------     ------------
REVENUES
  Brokerage commissions and fees                     $        840     $        452
  Construction sales                                        3,984            5,616
  Sales of developed lots                                     653              772
  Equity in net earnings of investees                          96               69
  Interest and other, net                                      29               38
                                                     ------------     ------------
                                                            5,602            6,947
COSTS AND EXPENSES
  Cost of brokerage revenue                                   474              249
  Cost of construction sales                                3,514            5,003
  Cost of developed lots sold                                 508              582
  Selling, general, administrative and other                1,134              790
  Depreciation and amortization                               165               71
  Interest                                                    176              204
  Impairment of cost method investment                      1,210               --
                                                     ------------     ------------
                                                            7,181            6,899
                                                     ------------     ------------
    EARNINGS (LOSS) FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                                  (1,579)              48

INCOME TAX EXPENSE (BENEFIT)                                  (86)              83
                                                     ------------     ------------
    NET LOSS FROM CONTINUING OPERATIONS                    (1,493)             (35)

DISCONTINUED OPERATIONS
    Loss from discontinued operations, net
      of income taxes                                        (147)            (177)
    Gain on disposal of discontinued operations,
      including provision of $705 for abandonment
      of leased properties, net of income taxes               420               --
                                                     ------------     ------------
    NET LOSS                                               (1,220)            (212)

PREFERRED STOCK DIVIDEND REQUIREMENT                           65               28
                                                     ------------     ------------
    NET LOSS APPLICABLE TO COMMON SHARES             $     (1,285)    $       (240)
                                                     ============     ============
BASIC AND DILUTED LOSS PER COMMON SHARE
  Net loss per common share from
    continuing operations                            $       (.46)    $       (.02)
                                                     ============     ============
  Net loss per common share                          $       (.38)    $       (.08)
                                                     ============     ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              3,388,000        2,903,000
                                                     ============     ============


                             See accompanying notes.

                          REALCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           Nine months ended June 30,
                (Dollars in thousands, except per share amounts)

                                                                   (unaudited)

                                                               2001             2000
                                                           ------------     ------------
REVENUES
  Brokerage commissions and fees                           $      3,019     $      1,101
  Construction sales                                             11,808           17,955
  Sales of developed lots                                         1,305            2,339
  Equity in net earnings of investees                               318              177
  Interest and other, net                                            99              282
                                                           ------------     ------------
                                                                 16,549           21,854
COSTS AND EXPENSES
  Cost of brokerage revenue                                       1,923              650
  Cost of construction sales                                     10,440           16,252
  Cost of developed lots sold                                       998            1,712
  Selling, general, administrative and other                      2,990            2,501
  Depreciation and amortization                                     275              216
  Interest                                                          590              633
  Impairment of cost method investment                            1,210               --
                                                           ------------     ------------
                                                                 18,426           21,964
                                                           ------------     ------------
    LOSS FROM CONTINUING OPERATIONS BEFORE
      INCOME TAXES                                               (1,877)            (110)

INCOME TAX EXPENSE (BENEFIT)                                        557              (13)
                                                           ------------     ------------
    NET LOSS FROM CONTINUING OPERATIONS                          (2,434)             (97)

DISCONTINUED OPERATIONS
    Loss from discontinued operations, net
      of income taxes                                              (557)          (1,022)
    Gain on disposal of discontinued operations,
      including provision of $705 for abandonment
      of leased properties, net of income taxes                     420               --
                                                           ------------     ------------
    NET LOSS                                                     (2,571)    $     (1,119)

PREFERRED STOCK DIVIDEND REQUIREMENT
 (REDEMPTION BENEFIT)                                            (2,093)              84
                                                           ------------     ------------
    NET LOSS APPLICABLE TO COMON SHARES                    $       (478)    $     (1,203)
                                                           ============     ============
BASIC AND DILUTED LOSS PER COMMON SHARE
  Net loss per common share from
    continuing operations                                  $       (.11)    $       (.06)
                                                           ============     ============
  Net loss per common share                                $       (.15)    $       (.42)
                                                           ============     ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                    3,243,000        2,892,000
                                                           ============     ============

                             See accompanying notes.

                          REALCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Nine months ended June 30,
                             (Dollars in thousands)

                                                                 (unaudited)

                                                             2001           2000
                                                          ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss from continuing operations                       $   (2,434)    $      (97)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities
    Depreciation and amortization                                275            216
    Accretion of discount on notes payable                       130             32
    Net distributions in excess of earnings of
      investees                                                  296             21
    (Gain) loss on sale of securities                             72           (118)
    Gain on sale of property and equipment                        --            (13)
    Provision for deferred income taxes                          523           (131)
    Impairment of cost method investment                       1,210             --
    Change in operating assets and liabilities, net
      of effects from business acquisitions and
      discontinued operations
        Increase in accounts receivable                          (24)          (206)
        Decrease in inventories                                  385          2,408
        (Increase) decrease in net billings related to
          costs and estimated earnings on uncompleted
          contracts                                              (75)           420
        Decrease in other assets                                  45            105
        Decrease (increase) in accounts payable and
          accrued liabilities                                     54         (1,493)
                                                          ----------     ----------
        Net cash provided by operating activities                457          1,144


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                            (87)           (38)
  Proceeds from the sale of property and equipment                --             13
  Purchase of securities available for sale                      (53)          (995)
  Proceeds from the sale of securities available
    for sale                                                      81          1,008
  Receipts on notes receivable                                    35            194
  Advances on notes receivable                                    --           (157)
  Cash acquired in business combination                          178             47
  Proceeds from sale of discontinued operations                4,101             --
                                                          ----------     ----------
         Net cash provided by investing activities             4,255             72

                          REALCO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                           Nine months ended June 30,
                             (Dollars in thousands)

                                                                (unaudited)

                                                             2001           2000
                                                          ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Construction advances and notes payable, net                  (488)          (710)
  Payments on capital lease obligations and
    long term debt                                            (1,068)          (873)
  Proceeds from borrowings under long term debt                1,036             38
  Issuance of treasury stock                                      --             33
  Purchase of treasury stock                                      --            (11)
                                                          ----------     ----------
         Net cash used in financing activities                  (520)        (1,523)
                                                          ----------     ----------
    NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS FROM CONTINUING OPERATIONS                   4,192           (307)
    NET DECREASE IN CASH AND CASH EQUIVALENTS
      FROM DISCONTINUED OPERATIONS                            (1,424)        (1,118)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               1,650          2,452
                                                          ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $    4,418     $    1,027
                                                          ==========     ==========

Non-cash investing and financing activities:
--------------------------------------------

In March 2001, the Company acquired all the outstanding stock of Equity
Securities Investments, Inc. in exchange for 484,000 shares of Series D preferred stock. In connection with this acquisition, liabilities were assumed as follows:

Fair value of assets acquired, including
  cash of $178                                            $    2,372
Stock issued                                                  (2,087)
                                                          ----------
Liabilities assumed                                       $      285
                                                          ==========

In June 2000, the Company purchased all the outstanding stock of Financial
Services Group, Inc. in exchange for 680,000 shares of Company common stock. In connection with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired, including
  650,000 shares of Realco common stock
  which was cancelled and cash of $47                     $    1,546
Stock issued                                                  (1,445)
                                                          ----------
Liabilities assumed                                       $     (101)
                                                          ==========


                             See accompanying notes.

                          REALCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

                (Dollars in thousands, except per share amounts)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Realco, Inc. and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. For further information refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended September 30, 2000.

1.  Principles of Consolidation:

The consolidated financial statements include the accounts of Realco, Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

2.  Loss Per Share:

Loss per common share is calculated based on the weighted average number of shares outstanding during the year.

The following shows the amounts used in computing loss per common share:

                              Three months ended         Nine months ended
                                   June 30,                   June 30,
                            ----------------------     ---------------------
                              2001          2000         2001         2000
                            -------       --------     --------     --------


Loss from continuing       $   (1,493)   $      (35)   $   (2,434)   $      (97)
  operations
Preferred stock dividend
requirement (redemption
benefit)                           65            28        (2,093)           84
                           ----------    ----------    ----------    ----------
                           $   (1,558)   $      (63)   $     (341)   $     (181)
                           ==========    ==========    ==========    ==========

3.  Accumulated Other Comprehensive Income (Loss):

Accumulated other comprehensive income (loss) consists solely of net unrealized investment gains and losses. Total comprehensive income (loss) from continuing operations for the periods ended June 30 is as follows:

                                           2001        2000
                                         --------    --------

      Three months ended                 $ (1,367)   $    126
      Nine months ended                    (3,355)       (781)

4.  Stock and Warrants:

In December 2000, all outstanding Series A and Series B preferred stock of the Company was redeemed for 464,804 shares of common stock. The excess carrying value of the preferred stock over the fair value of the common stock given was approximately $2,180 which is reflected as a redemption benefit in the Consolidated Statement of Operations for the nine months ended June 30, 2001.

                          REALCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

                (Dollars in thousands, except per share amounts)


In connection with a debt financing arrangement, the Company issued 100,000 detachable, unregistered warrants to purchase common stock at $1.80 per share. These warrants became immediately exercisable upon closing of the loan and expire December 31, 2005. The estimated fair value of the warrants, $1.85 per share, was recorded as a discount on debt and is being amortized based upon the effective interest method.

5.  Business Acquisitions:

Effective March 1, 2001, the Company acquired all the outstanding stock of Equity Securities Investments, Inc. in exchange for 484,000 shares of Series D preferred stock. Each Series D preferred share is entitled to one shareholder vote, a liquidation preference of $4.3125 and cash dividends at a rate of $.135 per quarter. Upon approval by the Company's shareholders, each share of Series D preferred stock will be converted into three shares of common stock.

6.  Income Taxes:

For the periods ended June 30, 2001 and 2000, the Company's effective income tax rate differed from the federal statutory rate due to increases in the valuation allowance for deferred income taxes.

7.  Investment - Cost Method:

As previously reported, MI Acquisition Corporation (MI), a cost method investment of the Company, entered into an agreement to sell its operations and substantially all of its assets. At the time of the prior filing, the terms of this agreement were not known and such transaction was subject to shareholder approval. Additionally, MI management had received and was evaluating at least two other proposals.

In July 2001, the shareholders of MI voted to accept the proposal to sell the operations and substantially all of the assets of MI to an employee group. MI has informed its shareholders that based upon the terms of this proposal, it is likely that no assets will be available for distribution to the shareholders. As a result, the Company fully impaired its investment in MI, through a charge to operations of $1,210 which is reflected in the Consolidated Statement of Operations for the quarter ended June 30, 2001.

8.  Recently Issued Accounting Pronouncement:

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". These standards prohibit the application of the pooling of interests method of accounting for business combinations effective June 30, 2001 and require companies to stop amortizing existing goodwill and intangible assets with indefinite lives. In addition, any goodwill or indefinite life intangible assets acquired after July 1, 2001 would not be

                          REALCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

                (Dollars in thousands, except per share amounts)


amortized. Under the new rules, companies would only adjust the carrying amount of goodwill or indefinite life intangible assets upon an impairment of the goodwill or indefinite life intangible assets. The Company recorded $22,000 and $46,000, respectively, of amortization expense related to its goodwill for the year ended September 30, 2000 and the nine months ended June 30, 2001. The Company expects to early adopt these standards October 1, 2001.

9.  Discontinued Operations:

On June 4, 2001, the Company sold its residential real estate brokerage operations in New Mexico and Arizona in two separate transactions for cash of $4,101. A gain of $420 was recorded in the quarter ended June 30, 2001, which is net of estimated lease abandonment costs of $705 and deferred income taxes of $280. The related net assets and operations are reflected as discontinued operations and the financial statements of prior periods have been restated. Certain information with respect to the discontinued operations of the Company's residential real estate brokerage is as follows:

                                     Three months ended      Nine months ended
                                           June 30,               June 30,
                                    --------------------    --------------------
                                      2001        2000        2001        2000
                                    --------    --------    --------    --------
Net sales                           $  5,433    $  7,567    $ 18,188    $ 19,718
                                    ========    ========    ========    ========
Loss before income taxes            $   (224)   $   (132)   $   (852)   $ (1,088)
Income tax expense (benefit)             (77)         45         295         (66)
                                    --------    --------    --------    --------
Loss from discontinued operations       (147)       (177)       (557)     (1,022)
Gain on disposal of discontinued
  Operations, net of income taxes        420          --         420          --
                                    --------    --------    --------    --------
Total discontinued operations,
  net of income taxes               $    273    $   (177)   $   (137)   $ (1,022)
                                    ========    ========    ========    ========
Basic and diluted earnings
  (loss) per common share from
  discontinued operations           $    .08    $   (.06)   $   (.04)   $   (.35)
                                    ========    ========    ========    ========

                                  September 30,
                                      2000
                                    --------
Assets                              $  4,318
Liabilities                            1,567
                                    --------
Net assets                          $  2,751
                                    ========

                          REALCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

                (Dollars in thousands, except per share amounts)


10. Segment Information:

The Company's continuing operations consist of the following segments: commercial real estate brokerage, residential construction and land development, commercial construction, and financial services. Information concerning the Company's business segments for the periods ended June 30 is as follows:

                                      Three months ended       Nine months ended
                                           June 30,                June 30,
                                     --------------------    --------------------
                                       2001        2000        2001        2000
                                     --------    --------    --------    --------
Revenues
  Commercial real estate brokerage   $    223    $    452    $  2,097    $  1,101
  Residential construction and
    land development                    4,102       4,940       9,711      15,394
  Commercial construction                 631       1,475       3,660       4,981
  Financial services                      771         262       1,581         926
  Intersegment elimination               (125)       (182)       (500)       (548)
                                     --------    --------    --------    --------
    Total revenues                   $  5,602    $  6,947    $ 16,549    $ 21,854
                                     ========    ========    ========    ========

Operating profit (loss)
  Commercial real estate brokerage   $   (114)   $      1    $     83    $    (93)
  Residential construction and
    land development                      188         198         168         241
  Commercial construction                 159           3         141         (22)
  Financial services                   (1,500)         95      (1,464)        568
  Unallocated amounts
    Interest expense                      (90)       (109)       (285)       (343)
    Corporate expenses                   (222)       (140)       (520)       (461)
                                     --------    --------    --------    --------
  Earnings (loss) from continuing
    operations before income taxes   $ (1,579) $       48    $ (1,877) $     (110)
                                     ========    ========    ========    ========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONTINUING OPERATIONS

OVERVIEW OF CONTINUING OPERATIONS
---------------------------------

Based upon the various lines of business in which the Company is engaged, it has defined the following operating segments for purposes of financial accounting and reporting: Commercial Real Estate Brokerage Segment, Residential Construction and Land Development Segment, Commercial Construction Segment, and Financial Services Segment.

The Company's continuing operations are primarily within the metropolitan areas of Albuquerque, New Mexico and Minneapolis, Minnesota.

   For the Quarter Ended June 30, 2001

   The Company experienced a consolidated pre-tax loss of $1,579,000 from continuing operations for the quarter ended June 30, 2001 compared to a pre-tax profit of $48,000 for the 2000 quarter. The primary component of the current quarter operating loss is a $1,210,000 impairment recorded on the Company's investment in MI. See the financial services segment discussion of operations for more information on this impairment.

   Total revenues decreased $1,345,000 or 19% for the quarter ended June 30, 2001. Construction sales decreased $1,632,000 or 29%, which was offset partially by an increase in brokerage commissions and fees of $388,00 or 85%. Despite this substantial decrease in total revenues, gross profits on commissions, construction and lot sales only decreased $25,000 or 2%, which is due to a greater portion of revenues being comprised of commissions which bear higher profit margins. An increase in selling, general and administrative expenses of $344,000 or 44% also affected comparability between the periods. This increase is primarily attributable to selling, general and administrative expenses of $425,000 of Equity Securities Investments, Inc. (ESI) which was acquired March 1, 2001, as reduced by decreased selling, general and administrative expense of the residential construction and land development segment and the commercial construction segment.

   For the Nine Months Ended June 30, 2001

   Operations for the period resulted in a pre-tax loss of $1,877,000 as compared to a pre-tax loss of $110,000 for the 2000 period. Consistent with the aforementioned quarterly operating results, operations were impacted by the $1,210,000 impairment charge. Additionally, the Company experienced a decrease in total revenues of $5,305,000, or 24%. Such decrease was attributable primarily to a $6,147,000 or 34% decrease in construction sales and a $1,034,000 or 44% decrease in lot sales, as partially offset by a $1,918,000 or 174% increase in brokerage commissions and fees. Similar to the quarterly results of operations, gross profits were comparable between the periods reflecting a $10,000 or less than 1% decrease. Selling, general and administrative expenses increased $489,000 or 20%, which again, consisted primarily of a $425,000 increase attributable to ESI, which was acquired during the 2001 period.

   Income Taxes

   The Company's effective income tax rate for the periods ended June 30, 2001 and 2000 differs from the federal statutory rate due to increases in the valuation allowance for deferred tax assets. Additional valuation allowances were necessary as recoverability of a portion of deferred tax assets is based upon future taxable gains on available for sale securities, which have declined substantially in market value for the periods presented.


RESULTS OF CONTINUING OPERATIONS BY SEGMENT
-------------------------------------------

Commercial Real Estate Brokerage Segment:

The commercial real estate brokerage segment consists of First Commercial Real Estate Services, Inc. (First Commercial).

   For the Quarter Ended June 30, 2001

   A pre-tax loss of $114,000 was recognized in the 2001 quarter as compared to a pre-tax profit of $1,000 in the 2000 quarter. The current period loss is the result of a $231,000 or 51% decline in brokerage commissions to $221,000 and the corresponding $97,000 or 47% decline in company dollar to $107,000. These declines are typical of a small commercial real estate brokerage, as timing of significant closings can affect comparability between periods. Operating expenses were comparable between the periods.

   For the Nine Months Ended June 30, 2001

   A pre-tax profit of $83,000 was recognized in the 2001 period as compared to a pre-tax loss of $93,000 in the 2000 period. This improved profitability is primarily the result of increased brokerage commissions and company dollar in 2001, due to the closing of a few large transactions. Specifically, commissions revenue increased $991,000 or 90% to $2,091,000 and company dollar increased $324,000 or 72% to $774,000 in the 2001 period. The percentage increase in company dollar trails the percentage increase in revenues due to the graduated commission structure which agents operate under, whereby the Company retains a lesser percentage as commissions increase. Selling, general and administrative expenses increased $123,000 or 24% to $631,000 in the 2001 period as a result of opening a satellite office in Las Cruces, New Mexico, as well as increased administrative staff to support the higher number of agents under contract with First Commercial in 2001.


Residential Construction and Land Development Segment:

The residential construction operations are conducted in the Albuquerque, Rio Rancho and Los Lunas, New Mexico metropolitan areas. Such operations are conducted by Charter Building & Development Corp. (Charter) and Success Venture, a joint venture. This segment also includes development activities consisting of the acquisition of raw land for development into residential homesites, which are sold to Charter or to other builders. Such land development projects may be performed under joint venture agreements or entirely by the Company.

Profits on lots sold to Charter, either directly, by a subsidiary or by a joint venture, are eliminated in consolidation of this segment until the lot is removed from Charter's inventory. Such profits totaled $207,000 at June 30, 2001.

   For the Quarter Ended June 30, 2001

   This segment experienced a decline in pre-tax profits of $10,000 to $188,000 for the quarter ended June 30, 2001. Overall profitability only declined 5%, despite substantially larger declines in sales and gross profits as a result of reduced operating expenses, equity earnings of investees and increased construction management fees.

   Residential construction sales decreased $787,000 or 19% to $3,353,000 in the 2001 quarter. This decline in sales is the lag effect of a general slowdown in the economy earlier in the year as the construction period for homes is approximately 120 days. Such decline is thought to be temporary, based upon current sales activity.

   Gross profits on residential construction sales decreased $199,000 or 46% to $232,000 in 2001. Such decline outpaced the decline in sales due to profit margins declining from 10.4% in 2000 to 6.9% in 2001. This decline is the result of selling a total of four speculative and model homes at substantial discounts.

   The Company's ownership and management of a joint venture in a large subdivision also contributes to the decline in construction sales. As operations are conducted in a joint venture, equity earnings are recognized from the operations, as opposed to recognizing gross results of operations. Sales from this venture totaled $966,000 for the 2001 quarter and resulted in equity earnings of $43,000 as compared to a loss of $12,038 in the 2000 quarter. The loss in the prior period is attributable to the fact that the venture was in the start-up stage.

   Lot sales decreased $118,000 or 15% to $653,000 in the 2001 quarter. This decline is directly related to the aforementioned decline in construction sales. Gross profits on lot sales decreased $45,000 or 24% to $145,000. Such decrease is attributable to the product mix, as a higher portion of lot sales came from a subdivision having lower profit margins.

   Other significant items affecting operating results include selling, general and administrative expenses decreasing $74,000 or 30% to $176,000 in the 2001 quarter and interest expense decreasing $88,000 or 49% to $89,000 in the 2001 quarter due to principal reductions.

   For the Nine Months Ended June 30, 2001

   Pre-tax profits decreased $73,000 to $168,000 in the 2001 period. Year to date residential construction sales of $8,149,000 represents a 37% decrease from the 2000 period. Gross profits on such sales totaled $789,000 which represents a 29% decrease from $1,120,000 in the 2000 period. Overall profit margins increased from 8.6% in the 2000 period to 9.7% in the 2001 period, as a result of improved cost controls, repricing of sales options and additional value engineering.

   Sales of developed lots decreased $1,033,000 or 44% to $1,305,000. Gross profit declined $320,000 or 51% to $307,000. Such declines are attributable to the product mix including lower priced lots with lower profit margins in 2001.

   The total decline in gross profits of $651,000 in the 2001 period were largely offset by a $169,000 or 18% decrease in selling, general and administrative expenses, and a $218,000 or 39% decrease in interest expense. Equity earnings totaled $77,000 in the 2001 period as compared to a loss of $15,000 in the prior period. Additionally, interest and other income increased $85,000 to $180,000 primarily due to additional construction management fees in the 2001 period.


Commercial Construction Segment:

Commercial construction operations are conducted by Realco Construction, Inc. (Realco Construction), an Albuquerque based general contractor. Additionally, the Company has commenced operations in California under a joint venture arrangement.

   For the Quarter Ended June 30, 2001

   Operating results for the quarter resulted in a pre-tax profit $159,000 in 2001 as compared to $3,000 in 2000. This improvement in operating results was largely attributable to a $99,000 or 58% decrease in overhead costs, which is the result of downsizing management and administrative staff. Such staffing had grown to excessive levels in relation to the revenues after the acquisition of TI Construction, Inc. late in fiscal 1999.

   Sales decreased 57% to $631,000, but gross profits actually increased 31% to $238,000 in the 2001 quarter. The decline in revenues is the result of timing of significant projects between the periods, while the increase in gross profits is primarily attributable to a change in estimated completion costs on two significant projects which recently concluded.

   For the Nine Months Ended June 30, 2001

   A pre-tax profit of $141,000 was recognized for the 2001 period as compared to a $22,000 pre-tax loss in 2000. A $168,000 or 29% decrease in overhead costs was the primary difference in operations between the periods. While sales decreased 26% to $3,659,000 gross profits remained comparable due to a better project mix and improved estimating and job costing controls.


Financial Services Segment:

The financial services segment consists primarily of the operations of the parent company, ESI, and PHS, Inc. (PHS).

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

The Company's cost method investment consists of a 9% equity position in MI Acquisition Corporation (MI), a privately held financial services firm specializing in underwriting debt securities. As previously reported, MI entered into an agreement to sell its operations and substantially all of its assets. At the time of the prior filing, the terms of this agreement were not known and such transaction was subject to shareholder approval. Additionally, MI management had received and was evaluating at least two other proposals. In July 2001, the shareholders of MI voted to accept the proposal to sell the operations and substantially all of the assets of MI to an employee group. MI has informed its shareholders that based upon the terms of this proposal, it is likely that no assets will be available for distribution to the shareholders. As a result, the Company fully impaired its investment in MI, through a charge to operations of $1,210,000 which is reflected in the Consolidated Statement of Operations for the quarter ended June 30, 2001.

   For the Quarter Ended June 30, 2001

   The Financial Services segment realized a pre-tax loss of $1,500,000 for the quarter ended June 30, 2001 as compared to a pre-tax profit of $95,000 in the 2000 quarter. The primary cause for decreased profitability is the aforementioned impairment of the MI investment in the amount of $1,210,000 which was charged to operations in the 2001 period. Other significant items affecting operating results are discussed below.

   ESI operations resulted in a pre-tax loss of $214,000 in its first full quarter of operations since being acquired. Commissions earned were $619,000, which included a $124,000 commission on a private placement. Gross profits on commissions totaled $259,000 and operating expenses totaled $482,000. Management is in the process of expanding these operations and is currently incurring costs to accommodate growth initiatives, such as facilities relocation costs and broker recruiting costs. This operation is expected to be profitable in the near term.

   Net equity earnings recognized from PHS Mortgage Company were $58,000, as compared to $62,000 in the 2000 quarter. In the past, this equity method investee received the majority of its business from Company's residential real estate brokerage operations which were sold on June 4, 2001. Management is attempting to maintain the referral relationship with the sales agents, however the buyers of these operations also promote mortgage services. Additionally, management is planning to promote the operations of PHS to other residential real estate brokerage firms. There is no guarantee that these efforts will be successful. In the event new sources of business cannot be secured, this equity investee will no longer contribute earnings to the Company.

   Additionally, this segment recognized an other comprehensive loss of $147,000 for the 2001 quarter due to unrealized losses on available for sale securities. Such activity is reported as a component of equity until realized by selling securities at a gain or loss.

   For the Nine Months Ended June 30, 2001

   This segment realized a pre-tax loss of $1,464,000 as compared to pre-tax profits of $568,000 in the 2000 period. This decline in profitability is largely attributable to the aforementioned $1,210,000 impairment recorded on the Company's investment in MI.

   Other significant items affecting operations were realized losses on the sale of available for sale securities of $72,000 in the 2001 period as compared to realized gains of $118,000 in the 2000 period and the operations of ESI.

   Operations of ESI resulted in a pre-tax loss of $280,000 for which there was no comparable prior year activity. Commissions of $928,000 were earned, resulting in gross profits of $323,000. Total operating expenses were $599,000.

   Net equity earnings recognized by PHS from its partnership interest in PHS Mortgage Company totaled $200,000 for the 2001 period, as compared to $193,000 in 2000.

   This segment recognized an other comprehensive loss of $784,000 for the 2001 period due to unrealized losses on available for sale securities.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's working capital consists primarily of cash, accounts receivable, and borrowings under construction advances and notes payable collateralized by inventory.

Cash and cash equivalents increased $2,768,000 or 168% since September 30, 2000. Such increase is primarily attributable to $4,101,000 in proceeds from the sale of the Company's residential real estate brokerage operations, as reduced by $1,424,000 used in discontinued operations. There were no material changes in accounts receivable since September 30, 2000. Borrowings under construction advances and notes payable collateralized by inventory decreased $488,000 or 11% since September 30, 2000, which is comparable to the decrease of $385,000 in inventories. Based upon increased residential construction sales activity, it is anticipated that future borrowings will be made under available lending guidelines to meet the capital needs of homebuilding operations. Such borrowings are typically under separate construction loans for each home constructed with the underlying home pledged as collateral.

The Company intends to apply its capital resources to expand its business by establishing or acquiring complementary operations and to reducing its outstanding debt. It is expected that future cash needs will be financed by a combination of cash flows from operations, future advances under construction loans, and if needed, other financing arrangements, which may be made available to the Company. The Company does not have any material commitments for capital expenditures for fiscal 2001.

The Company's projection of future cash requirements is affected by numerous factors, including but not limited to, changes in customer receipts, consumer industry trends, sales volume, operating cost fluctuations, acquisitions of existing businesses and unplanned capital spending.

COMPETITION AND MARKET FACTORS
------------------------------

The business in which the Company is engaged is highly competitive. Many of the Company's competitors have nationwide operations. As such, a number of the Company's competitors have greater financial resources. It is for that reason that the Company continues to pursue strategic alliances with other companies.

The real estate and financial services industries, and therefore, the Company's operations, can be cyclical and are affected by consumer confidence levels, prevailing economic conditions and interest rates. Other factors effecting business include increases in construction costs, increases in costs associated with home ownership such as interest rates and property taxes, changes in consumer preferences and demographic trends.


FORWARD LOOKING STATEMENTS
--------------------------

Investors are cautioned that certain statements contained in this document are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Statements which are predictive in nature, which depend upon or refer to future events or conditions constitute forward-looking statements. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, assumptions, and economic and market conditions in the real estate and financial services industry, among other things.

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements made by the Company or Company management due to a number of factors. Important factors that could cause such differences include but are not limited to, changes in general economic conditions either nationally or in regions in where the Company operates or may commence operations, employment growth or unemployment rates, availability and costs of land and homebuilding materials, labor costs, interest rates, prevailing rates for sales associate commissions, industry competition and regulatory developments.


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

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) There are no exhibits filed with this Report.
     (b) Reports on Form 8-K:

         The Registrant filed form 8-K/A-2 on May 15, 2001 to amend its prior response to Item 7 on Form 8-K/A dated March 14, 2001. Additionally, the Registrant filed Form 8-K dated June 8, 2001 reporting matters under Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


REALCO, INC.


Date: August 13, 2001

               /s/ JAMES A. ARIAS
               ---------------------------------------
               James A. Arias, President and Chief
                 Executive Officer


Date: August 13, 2001

               /s/ CHRIS A. BRUEHL
               ---------------------------------------
               Chris A. Bruehl, Senior Vice President
                 and Chief Financial Officer