Form 10-Q/A
period 2001-06-30
REALCO INC /NM/
filed 2001-08-17
CIK 82409

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
                                                          ==========

In June 2000, the Company purchased all the outstanding stock of Financial
Services Group, Inc. in exchange for 680,000 shares of Company common stock. In connection with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired, including
  650,000 shares of Realco common stock
  which was cancelled and cash of $47                     $    1,546
Stock issued                                                  (1,445)
                                                          ----------
Liabilities assumed                                       $      101
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

                          REALCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

                (Dollars in thousands, except per share amounts)


In connection with a debt financing arrangement in December 2000, the Company issued 100,000 detachable, unregistered warrants to purchase common stock at $1.80 per share. These warrants became immediately exercisable upon closing of the loan and expire December 31, 2005. The estimated fair value of the warrants, $1.85 per share, was recorded as a discount on debt and is being amortized based upon the effective interest method.

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

                                     Three months ended      Nine months ended
                                           June 30,               June 30,
                                    --------------------    --------------------
                                      2001        2000        2001        2000
                                    --------    --------    --------    --------
Net sales                           $  5,433    $  7,567    $ 18,188    $ 19,718
                                    ========    ========    ========    ========
Loss before income taxes            $   (224)   $   (132)   $   (852)   $ (1,088)
Income tax expense (benefit)             (77)         45        (295)        (66)
                                    --------    --------    --------    --------
Loss from discontinued operations       (147)       (177)       (557)     (1,022)
Gain on disposal of discontinued
  operations, net of income taxes        420          --         420          --
                                    --------    --------    --------    --------
Total discontinued operations,
  net of income taxes               $    273    $   (177)   $   (137)   $ (1,022)
                                    ========    ========    ========    ========
Basic and diluted earnings
  (loss) per common share from
  discontinued operations           $    .08    $   (.06)   $   (.04)   $   (.36)
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

ITEM 2.  CHANGES IN SECURITIES

On April 16, 2001 the Board of Directors approved a change in the exercise price of the outstanding registered warrants of the Company from $8.40 per share to $4.20 per share. Additionally, the price at which the Company has the right to redeem these warrants was reduced from $10.50 per share to $5.25 per share. The Board previously extended the expiration date of the warrants from February 6, 2001 to February 6, 2003.

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