Form 10-K/A
period 2000-09-30
REALCO INC /NM/
filed 2001-10-23
CIK 82409

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares of the Registrant's common stock outstanding as of December 10, 2000 was approximately 2,959,000. The aggregate market value of the Registrant's common stock held by non-affiliates as of December 11, 2000 was approximately $6,773,000.


                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

This amendment number 1 to the Registrant's Form 10-K for fiscal year ended September 30, 2000 is being filed to include the unaudited financial statements of PHS Mortgage Company, an equity method investee of the Registrant.

(a)  Documents filed as amendment number 1 to this report:


     (3) The following exhibits are filed as part of this amendment number 1 to this report:

         EXHIBIT
         NUMBER                    DESCRIPTION OF EXHIBIT
         -------   ------------------------------------------------------------

         99.1 Unaudited Financial Statements of PHS Mortgage Company (filed herewith).



SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment number 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    REALCO, INC.

     Date: October 22, 2001         By: /s/ JAMES A. ARIAS
                                        ------------------------------------
                                        James A. Arias, President,
                                          Chief Executive Officer, and
                                          Chairman of the Board of Directors