Form 10-K405
period 2001-09-30
REALCO INC /NM/
filed 2002-01-14
CIK 82409

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares of the Registrant's common stock outstanding as of January 8, 2002 was approximately 4,841,000 and the aggregate market value of the Registrant's common stock held by non-affiliates was approximately $5,000,000.

                   DOCUMENTS INCORPORATED BY REFERENCE

None

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

GENERAL
-------

The Company is an integrated real estate and financial services company, which provides a wide range of products and services to customers primarily within the Albuquerque, New Mexico and Minneapolis, Minnesota metropolitan areas. The Company's operations are grouped into four principal segments - residential construction and land development, commercial real estate brokerage services, financial services and commercial construction.

In June 2001, the Company sold its residential real estate brokerage operations. Such brokerage operations operated under a franchise from Prudential Real Estate Affiliates, Inc. in Albuquerque, New Mexico and Phoenix, Arizona. This sale is reflected as discontinued operations and the Company's Financial Statements, Selected Financial Data and corresponding portions of Management's Discussion and Analysis of Financial Condition and Results of Operations have been restated where necessary.

RESIDENTIAL CONSTRUCTION AND LAND DEVELOPMENT SEGMENT:

Residential construction is performed by Charter Building & Development, Corp. ("Charter"), an Albuquerque based subsidiary and Success Venture, a 50% owned joint venture. Operations can be described as that of a general contractor, whereby the majority of construction labor and materials needs are subcontracted to third parties. Residential construction is performed in the Albuquerque metropolitan area and at September 30, 2001, backlog totaled 80 homes under contract with an indicated value of $13,000,000, as compared to 35 homes under contract with an indicated value of $5,000,000 in 2000.

The Company is also in the business of acquiring vacant land for the purpose of subdividing and developing such land into residential homesites. These activities are performed by Realco Land Development Division, an unincorporated division of the Company, in the Albuquerque metropolitan area. The homesites developed by this division are used internally by Charter or sold to third parties.

COMMERCIAL REAL ESTATE BROKERAGE SERVICES SEGMENT:

Commercial brokerage operations consist primarily of providing marketing services to buyers, sellers, lessors and lessees of commercial real estate. These operations also include commercial property management and business brokerage to a lesser extent. These services are collectively performed by First Commercial Real Estate Services, Inc. (First Commercial), an Albuquerque based subsidiary.

FINANCIAL SERVICES SEGMENT:

The Company provides financial services through certain wholly owned subsidiaries, as well as the parent company.

The operations of PHS, Inc. (PHS) consist of a 49.99% partnership interest in PHS Mortgage Company, a full service residential mortgage banker. This partnership received the majority of its business from referrals from the Company's residential brokerage operations. As such brokerage operations were sold in June 2001, the volume of business generated by PHS has decreased substantially. The future success of PHS is dependent upon securing a substitute source of referrals.

Equity Securities Investments, Inc. (ESI) was acquired in March 2001 and is a Minneapolis based broker and dealer of securities. It is management's intent to continue to grow this line of business and offer other complementary financial services. Current growth opportunities being explored are recruiting of brokers to existing offices, start-up offices and acquisitions of existing brokerages. ESI opened a small brokerage office in Scottsdale, Arizona in August 2001.

Financial services have also included residential construction lending and homesite acquisition and development lending. These financing activities were performed under participation agreements with Albuquerque based financial institutions or private investors. Such activities are no longer a significant portion of Company operations.

COMMERCIAL CONSTRUCTION SEGMENT:

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

At September 30, 2001, the Company had a backlog of commercial construction projects of $3,800,000 as compared to $2,500,000 in 2000.

OPERATING STRATEGY
------------------

Since the completion of the Company's Initial Public Offering in February 1996, it has been the Company's intention to cross-market services between the primary business segments.

During the first half of fiscal 2000, management determined that the Company's best growth opportunities exist in the financial services industry. As a result of this determination, the Company completed the acquisition of ESI, a Minneapolis based broker and dealer in securities in March 2001 to broaden its financial services capabilities.

FINANCIAL INFORMATION
---------------------

Financial information about the Company's business segments can be found in Note L to the consolidated financial statements presented in Item 8 of this Form 10-K and is incorporated herein by reference.

INVENTORY ACQUISITION AND DEVELOPMENT
-------------------------------------

The Company's Residential Construction and Land Development and Commercial Construction segments are the only operations with significant inventory needs. Such inventory needs consist of homesites, building materials and labor. Residential homesites are acquired either by the purchase of developed lots from third parties or by the purchase of a parcel of undeveloped land which the Company develops. The Company has also entered into joint venture agreements with other builders and developers to acquire undeveloped parcels of land for development into homesites. At September 30, 2001, the Company owned or controlled through a combination of unencumbered ownership, debt financing and purchase agreements 189 developed homesites (as compared to 347 in 2000) within the Albuquerque, New Mexico metropolitan area. Such homesites are utilized by Charter's homebuilding operations and may also be sold to other homebuilders and individuals.

Acquisition of residential homesites is funded through the use of available cash of the Company or through secured loans with various financial institutions. Financing is typically provided on such terms and conditions which are customary in the marketplace. In some instances, the Company may also secure subordinate debt on land inventory to reduce the loan to value position assumed by the financial institutions, without using internal working capital. Such subordinate debt is typically arranged by the Company's Financial Services Segment, and is participated out to high net worth individuals.

As the Company uses subcontractors to provide skilled labor and materials for the majority of its operations, construction inventory purchases consist primarily of payments to such subcontractors. Inventory purchases are funded through construction draws from financial institutions under credit agreements or from progress billings to property owners. The Company's credit agreements typically provide pre-established lending guidelines which determine interest rates, available balances and repayment terms. These credit agreements are provided on such terms and conditions which are customary in the marketplace.

INTERNET DEVELOPMENTS
---------------------

As part of the Company's focus to maximize opportunities and growth potential, the Company has established an internet presence. Specifically, the Company's Residential Construction and Land Development Segment has established a website which provides the Company's background and credentials, the Company's most popular floorplans, information on subdivisions where the Company is currently building and contact information. The Company's Commercial Real Estate Brokerage Services Segment maintains a website which provides Company background and credentials, property listings, information on the local market and contact information.

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

The real estate and financial services industries, and therefore, the Company's operations, can be cyclical and are affected by consumer confidence levels, prevailing economic and market conditions and interest rates. Other factors affecting business include increases in construction costs, increases in costs associated with home ownership such as interest rates and property taxes, changes in consumer preferences and demographic trends.

WORK FORCE
----------

As of September 30, 2001, the Company's work force totaled 83 people, including 74 employees and 9 commercial real estate sales associates. Management of the Company believes that its relations with its personnel are satisfactory and none of its employees are represented by a union.

The Company's real estate sales associates are independent contractors. As independent contractors, such personnel are paid by commission only on the basis of closed sales transactions.

The Company's construction operations normally hire independent subcontractors to provide the skilled labor needed for construction projects.


ITEM 2:  PROPERTIES.

The Company leases its executive offices on a month-to-month basis, at $1,000 per month. Mr. James A. Arias, the Company's President, is a part owner of the building in which the executive offices are located. This lease arrangement is considered a below market lease as to terms and square foot cost when compared to other leases currently in effect within the building.

Certain of the Company's operating subsidiaries occupy facilities totaling 41,000 square feet in Albuquerque, New Mexico with monthly rentals totaling $37,700 square under operating leases expiring at various dates through July 2009. The Company's securities brokerage operations occupy facilities totaling 17,000 square feet in Minneapolis, Minnesota with monthly rental of $12,500 under an operating lease expiring July 2006, as well as a recently opened office totaling 1,700 square feet in Scottsdale, Arizona with monthly rental of $3,000 under an operating lease expiring August 2003.

Management believes all facilities are in adequate condition for their intended use and will not require substantial improvements through fiscal 2002.

As a result of discontinued operations, the Company vacated an office totaling 37,000 square feet with monthly rental costs of $37,100 under an operating lease expiring in August 2009. Such facilities are currently sublet under an agreement for $17,500 per month, which includes certain contingent rentals. The sublease expires in May 2002, however the sublessee has been granted an option to assume the Company's remaining lease term. The likelihood of such assumption is unknown at this time. Obligations relating to other facilities associated with discontinued operations were assumed by the purchasers.

ITEM 3:  LEGAL PROCEEDINGS.

In December 2001, the Company was named as a defendant in a lawsuit in the District Court for Hennepin County, Minnesota. The plaintiffs are certain institutional and individual customers of Miller & Schroeder Financial, Inc., a broker-dealer ("MSF"). The lawsuit was commenced against MSF, Miller & Schroeder, Inc., the parent corporation of MSF ("MSI"), and certain officers, directors and shareholders of MSI who are alleged to be controlling persons of MSI and MSF. The Company is a shareholder of MSI. James A. Arias, the Company's Chief Executive Officer, is also named as a defendant. Mr. Arias served as a director of MSI during the period covered by the plaintiff's complaint. The plaintiffs, on their own behalf and on behalf of a class of investors they seek to represent, are seeking rescission or compensatory damages with respect to debentures issued by United Homes, Inc. and purchased by the plaintiffs from or through MSF. The plaintiffs assert numerous claims against MSF and the other defendants including claims based on negligence, negligent misrepresentation, common law fraud, and violations of the Minnesota Securities Act, the Minnesota Consumer Fraud Act, the U.S. Securities Act of 1933, and the Minnesota Uniform Fraudulent Transfer Act. The Company and Mr. Arias have not yet answered the Complaint, but intend to defend the lawsuit vigorously.

The Company is engaged in various other legal proceedings incidental to its normal business activities. Management of the Company does not believe that the outcome of each such proceeding or all of them combined will have a material adverse effect on the Company's operations or financial position.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of the 2001 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.


                                     PART II


ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION
------------------

The Company's common stock is traded on the NASDAQ National Market under the symbol "RLCO". The following table sets forth for the periods indicated, the high and low sales prices as reported.

                                        Fiscal 2001           Fiscal 2000
                                     ------------------    -----------------
                                       High      Low         High      Low
                                     --------  --------    --------  --------

    First Quarter                       3.000     1.313       2.594     1.750
    Second Quarter                      2.625     1.688       2.625     1.719
    Third Quarter                       2.500     1.250       4.125     1.875
    Fourth Quarter                      2.300     1.090       2.750     1.250

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK
---------------------------------------------

As of January 8, 2002, there were approximately 700 holders of record of the Company's common stock.

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


ITEM 6:  SELECTED FINANCIAL DATA.

The tables below summarize certain consolidated financial data of the Company, as restated to reflect discontinued operations related to its June 2, 2001 sale of the residential real estate brokerage operations.

                                        Years ended September 30,
                            ------------------------------------------------
                              2001      2000      1999      1998      1997
                            --------  --------  --------  --------  --------

                                (In thousands, except per share amounts)

                               (a)       (b)       (c)                 (d)

Operating revenues from
  continuing operations     $ 20,960  $ 28,661  $ 24,292  $ 14,214  $ 14,583

Earnings (loss) from
  continuing operations       (2,917)      (13)      561      (710)      527

Earnings (loss) from
  continuing operations
  per common share -
  basic and diluted             (.27)     (.04)      .20      (.30)      .14

Total assets                  20,457    23,531    27,677    28,368    26,354

Long-term obligations          8,333     8,959    12,011    15,565    12,089

Cash dividends declared
  per common share                -         -         -         -         -

-----------------------

(a) The 2001 results were affected by the acquisition of Equity Securities Investments, Inc. on March 1, 2001.

(b) The 2000 results were affected by the acquisition of Financial Services Group, Inc. on June 1, 2000.

(c) The 1999 results were affected by the acquisition of TI Construction, Inc. on August 1, 1999.

(d) The 1997 results were affected by the acquisition of First Commercial Real Estate Services, Inc. on May 1, 1997.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW OF CONTINUING OPERATIONS
---------------------------------

   FISCAL 2001 VS. 2000

   The results of consolidated continuing operations was a pre-tax loss of $3,182,000 in 2001 compared to a pre-tax loss of $44,000 in 2000. The additional loss of $3,138,000 is primarily attributable to the financial services segment which realized a pre-tax loss of $2,737,000 in 2001 compared to a pre-tax loss of $123,000 in 2000 and the commercial construction segment recognizing a pre-tax loss of $631,000 in 2001 compared to a pre-tax loss of $184,000 in 2000. The operating results of these segments are discussed in more detail below.

   Operating revenues decreased $7,701,000 or 27% to $20,960,000 in 2001. Such decline is primarily the result of a $10,637,000 or 39% decrease in construction and developed lot sales as offset by a $1,022,000 or 69% increase in real estate brokerage commissions and fees and $1,914,000 in securities brokerage commissions and fees resulting from the 2001 acquisition of ESI. Cost of revenues decreased $6,806,000 or 27% to $18,221,000 in 2001, which is proportionate to the decrease in operating revenues.

   Selling, general and administrative expenses increased $751,000 or 22% to $4,099,000 in 2001, of which $618,000 of this increase is the result of the 2001 acquisition of ESI.

   Other significant items affecting results of operations include an impairment of $1,210,000 recorded on the Company's investment in MSI, which ceased operations in 2001 and sold its net operating assets in a transaction resulting in no net proceeds available for distribution to shareholders.

   The Company recognized an other comprehensive loss of $619,000 in 2001 as a result of net unrealized losses on available for sale securities as compared to other comprehensive income of $757,000 on net unrealized gains on available for sale securities in 2000. Other comprehensive income (loss) is a component of equity and is not recognized in the statement of operations until the sale of the underlying securities. Comprehensive income (loss) fluctuated substantially between the periods as a result of significant changes in quoted market prices on thinly-traded common stocks in public companies which the Company owns as a result of its venture capital operations several years ago.

   The Company recognized a redemption benefit on the conversion of Series A and Series B preferred stock of $2,180,000 in 2001, which is presented as a negative preferred stock dividend requirement in the Consolidated Statement of Operations to arrive at net loss applicable to common shares.

   The Company's effective income tax rate differs from statutory rates due to changes in the valuation allowance for deferred income taxes.

   FISCAL 2000 VS. 1999

   Consolidated continuing operations for 2000 resulted in a pre-tax loss of $44,000 as compared to pre-tax earnings of $953,000 for 1999. The variance is largely attributable to a non-recurring other income item of $550,000 in 1999 by the Residential Construction and Land Development Segment, which is discussed in more detail below.

   Operating revenues increased $4,369,000 or 18% to $28,661,000 in 2000. Such increase is primarily attributable to additional construction sales of $3,892,000 or 19%. Gross profits from operating revenues increased $300,000 or 9% to $3,634,000. The percentage increase in sales outpaced the percentage increase in gross profits as a result of declining profit margins in construction sales which is discussed in more detail below. The other significant item affecting operations was a $719,000 or 27% increase in selling, general and administrative expenses. The majority of this increase related to expanding the operations of the Commercial Construction Segment and more specifically the acquisition of TI.

   The Company recognized other comprehensive income of $757,000 relating to unrealized appreciation on available for sale securities which is discussed in more detail in the Financial Services Segment.

   The Company's effective income tax rate differs from statutory rates due to changes in the valuation allowance for deferred income taxes.


BUSINESS COMBINATIONS
---------------------

The Company's growth has been achieved primarily through acquisitions, subsequent to its public offering in 1996. Following is a brief description of such acquisitions and terms affecting continuing operations.

In fiscal 1996, the Company acquired the outstanding stock of Amity, Inc., an Albuquerque based commercial construction contractor for 24,297 shares of Series D Preferred Stock of the Company. Additionally, the Company acquired a 49.99% partnership interest for $63,000 in PHS Mortgage Company, which originates and sells residential mortgages.

In fiscal 1997, the Company purchased the net assets and business of First Commercial Real Estate Services, Inc. (an Albuquerque based commercial real estate brokerage company) for a cash payment of $265,000.

In fiscal 1999, the Company acquired certain net assets and the business of TI. The acquisition of this commercial contractor, which specializes in veterinary clinics, was made through the issuance of 67,000 shares of Company common stock held in treasury.

In fiscal 2000, the Company acquired the outstanding common stock of Financial Services Group, Inc. (FSG) for 680,000 common shares of Realco. The primary assets of FSG consisted of 650,000 common shares of Realco, which were cancelled upon delivery. This acquisition resulted in an additional financial services entity within the Realco structure. FSG was previously under the control of James A. Arias, Realco's President and Chief Executive Officer.

In fiscal 2001, the Company acquired all the outstanding stock of ESI, a Minneapolis based broker and dealer in securities for 484,000 shares of newly issued Series D Preferred Stock, which was converted to approximately 1,452,000 shares of Company common stock upon shareholder approval in November 2001. This transaction broadened the Company's focus on financial services.

RESULTS OF CONTINUING OPERATIONS BY SEGMENT
-------------------------------------------

Based upon the various lines of business in which the Company is engaged, it has defined the following operating segments for purpose of financial accounting and reporting: Residential Construction and Land Development, Commercial Real Estate Brokerage, Financial Services and Commercial Construction.

The Company primarily operates within the Albuquerque, New Mexico and Minneapolis, Minnesota metropolitan areas.

RESIDENTIAL CONSTRUCTION AND LAND DEVELOPMENT SEGMENT:

   FISCAL 2001 VS. 2000

   This segment realized pre-tax earnings of $370,000 in 2001 as compared to $465,000 in 2000. While earnings were relatively comparable between the periods, there were significant fluctuations in certain revenue and expense items.

   Residential construction sales decreased $7,685,000 or 42% to $10,587,000 in 2001 as a result of fewer homes being contracted in early 2001, as well as certain sales being made under a joint venture arrangement whereby the Company only records equity earnings, not gross sales. Sales activity has since increased contributing to strong backlog for the first half of fiscal 2002. The decrease in gross profits was limited to $528,000 or 33% to $1,066,000 in 2001 as a result of profit margins increasing from 8.7% to 10.0%. Such increase is attributable to selling certain model and speculative homes at discounts in 2000.

   Sales of developed lots decreased $1,048,000 or 36% to $1,900,000 which is directly related to the decline in construction sales. As a result of the aforementioned increase in home sales contracts late in the year, lot sales are also expected to be strong in early fiscal 2002.

   Profits on lots sold to Charter, either directly by a subsidiary or by a joint venture, are eliminated in consolidation of this segment until the lot is removed from Charter's inventory. Such profits totaled $353,000 at September 30, 2001 as compared to $148,000 at September 30, 2000.

   Net equity earnings of investees of $135,000 was recognized in 2001 as compared to a loss of $29,000 in 2000 which relates to the Company's 50% interest in a home building joint venture. This venture generated earnings in 2001 as the underlying subdivision was a start-up in the prior year. Interest and other income increased $82,000 to $236,000 as a result of additional construction management fees earned by the Company. The majority of these construction management fees relate to services provided to the aforementioned joint venture.

   Selling, general and administrative expenses decreased $251,000 or 20% to $990,000. Such decrease is management's reaction to a temporary decline in sales activity. Interest expense decreased $291,000 or 40% as a result of scheduled debt reduction payments associated primarily with lot inventory financing agreements.

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

   Residential construction sales of $18,272,000 represent a 7% increase over 1999. This increase resulted from strong production in the first, second and fourth quarters, as offset by a third quarter decrease. Gross profit margins on such sales decreased from 9.8% to 8.7% in 2000, yielding gross profits of $1,594,000 as compared to $1,685,000 in 1999. This decrease in gross profits is attributable to discounts and promotions offered to stimulate sales, pricing errors on new models and options, and losses incurred on sales of certain speculative and model homes.

   Sales of developed lots increased $585,000 or 25% to $2,948,000 in 2000. This increase is largely attributable to the sale of three estate-sized lots which totaled $510,000. Such lots represent a portion of the five lots received for the assignment of a partnership interest as reported in prior filings. Gross profit margins on lot sales remained constant at approximately 26%, resulting in gross profits of $776,000 in 2000.

   Profits on lots sold to Charter, either directly by a subsidiary or by a joint venture, are eliminated in consolidation of this segment until the lot is removed from Charter's inventory. Such profits totaled $148,000 at September 30, 2000.

   Selling, general and operating expenses increased $174,000 or 16% to $1,240,000 in 2000. Of this increase, $122,000 is attributable to residential construction operations and $52,000 is attributable to increased carrying costs for land development operations.

   Other significant items affecting comparability between the periods is a $122,000 decline in interest expense resulting from debt reduction in the ordinary course of business, a $27,000 decrease in depreciation and amortization expense, a $111,000 increase in other income (excluding the aforementioned $550,000) which consists of construction management fees and sales commission spreads, and a $65,000 decrease in equity earnings of investees.

COMMERCIAL REAL ESTATE BROKERAGE SEGMENT:

   FISCAL 2001 VS. 2000

   This segment recognized pre-tax earnings of $110,000 in 2001 as compared to a pre-tax loss of $111,000 in 2000. Brokerage commissions and fees increased $1,022,000 or 69% to $2,503,000 resulting in an increase in company dollar of $327,000 or 52% to $954,000. The increase in revenues is a function of an increased agent count, as well as closing several large transactions during the year. The percentage increase in company dollar was less than the percentage increase in brokerage commissions as agents retain a greater percentage of the commission as productivity increases. Selling, general and administrative expenses increased $128,000 or 18% to $828,000 in 2001 as a result of incurring a full year's operating expenses in the Las Cruces office and the expanded Albuquerque office.

   FISCAL 2000 VS. 1999

   Commercial brokerage operations recognized a pre-tax loss of $111,000 in 2000 as compared to pre-tax earnings of $20,000 in 1999. Brokerage commissions and fees decreased $108,000 or 7% to $1,481,000 resulting in a decrease of $37,000 or 6% to $627,000 in company dollar. The overall decline in production was primarily the result of timing associated with closing significant transactions, as the commercial brokerage business is typically comprised of several large transactions. Selling, general and administrative expenses increased $107,000 or 18% to $700,000 in 2000. This increase is attributable to management's growth initiative for this subsidiary, which expanded its Albuquerque facilities to accommodate additional agents and opened an office in Las Cruces, New Mexico.

FINANCIAL SERVICES SEGMENT:

   FISCAL 2001 VS. 2000

   This segment, which includes certain unallocated operating expenses of the parent company realized a pre-tax loss of $2,737,000 in 2001 as compared to pre-tax earnings of $123,000 in 2000. This decline in earnings is attributable to several factors. The most significant of which is an impairment charge of $1,210,000 relating to the Company's investment in MSI, which ceased operations in 2001 and sold its net operating assets in a transaction resulting in no net proceeds available for distribution to shareholders. Additionally, a pre-tax loss of $518,000 resulted from operations of ESI, which was acquired in March 2001. Other significant items affecting operations are discussed in more detail below.

   Net equity earnings of PHS from its partnership interest in a mortgage banker totaled $217,000 for 2001 as compared to $254,000 in 2000. This decline is attributable to the sale of the residential brokerage operations, which was the primary source of financing activities for this mortgage banker. The continued success of PHS is dependent upon securing an alternative source of business.

   Net equity earnings of other investees decreased $133,000 to $41,000 in 2001 as a result of non-recurring transactions in the prior year.

   Interest expense increased from $484,000 to $648,000 in 2001 as a result of amortization on debt discount of $185,000 associated with interim financing, as reduced by interest savings associated with scheduled debt reductions.

   Other significant items affecting earnings were net gains on sales of available for sale securities of $118,000 in 2000, as compared to net losses of $203,000 in 2001.

   The operations of ESI resulted in a pre-tax loss of $518,000. Such loss in attributable to lower than anticipated revenues of $1,914,000 for the period as a result of market conditions limiting the securities underwriting opportunities and higher than anticipated selling, general and administrative expenses of $618,000 which is a result of additional costs incurred in attempts to expand operations. As a result of recently improved conditions in the securities market, management anticipates profitable operations for this subsidiary in upcoming periods.

   FISCAL 2000 VS. 1999

   The financial services segment, which also includes certain unallocated operating expenses of the parent company, realized a pre-tax profit of $123,000 as compared to $111,000 for the 1999 period. This nominal increase in earnings was affected by several factors; the most significant of which include a $81,000 decrease in equity earnings of investees, and a $98,000 decrease in interest expense due to scheduled principal reductions in outstanding debt.

   Net equity earnings recognized by PHS from its partnership interest in a mortgage banker totaled $254,000 for the 2000 period, as compared to $353,000 in 1999. This decline is the result of a lower capture rate of in-house referrals from agents and fewer mortgage transactions due to higher interest rates.

   The Company recognized a loss of $35,000 in 2000 as compared to earnings of $140,000 in 1999 relating to its equity method investment in MI. The decrease in profitability is primarily attributable to declines in sales and trading revenues of this company and certain restructuring costs incurred. As a result of an additional stock offering by MI Acquisitions Corporation in May 2000, the Company's equity position was diluted to a level, which no longer supported accounting for this investment under the equity method. Accordingly, the Company adopted the cost method to account for this privately owned company effective May 1, 2000.

   The Company recognized equity earnings of $176,000 from its minority interest in a partnership which sold its operating assets (a strip shopping center) for a substantial gain. This minority interest is the result of venture capital operations of the Company prior to its reorganization and public offering in 1996.

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

COMMERCIAL CONSTRUCTION SEGMENT:

   FISCAL 2001 VS. 2000

   This segment realized a pre-tax loss of $631,000 in 2001 as compared to $184,000 in 2000. The additional loss is primarily the result of $488,000 or 77% decline in gross profits on construction sales. The reduction in gross profits is attributable to a $1,905,000 or 32% decrease in construction sales, and a decrease in profit margins to 3.7% in 2001 from 10.7% in 2000. Sales decreased due to fewer large construction projects in 2001, which resulted in a comparable decrease in gross profits. However, gross profits and profit margins were further reduced by a $184,000 accrual of an estimated loss on a contract in process at September 30, 2001 as well as cost overruns on some projects during the year. Operating expenses were comparable between the periods.

   FISCAL 2000 VS. 1999

   The 2000 pre-tax loss was $184,000 as compared to $103,000 in 1999. Revenues from commercial construction operations totaled $5,960,000 in 2000, an increase of $2,772,000 or 87% over 1999. Such increase was attributable to increased tenant improvements and non-recurring specialty projects, as well as $966,000 attributable to veterinary clinic revenues generated through the August 1999 acquisition of TI. The increase in gross profits on construction sales was limited to $269,000 or 73% to $636,000, as gross profit margins were 10.6% in 2000 compared to 11.5% in 1999. This decline in profit margins was a result of cost overruns associated with two significant projects in 2000. The $269,000 increase in gross profits was more than offset by a $322,000 or 64% increase in operating expenses for 2000 which was primarily attributable to the acquisition and integration of TI. The other significant factor affecting operating results was a $28,000 reduction in other income.

DISCONTINUED OPERATIONS
-----------------------

In June 2001, the Company sold its residential real estate brokerage operations in two separate transactions. Such brokerage operations operated under a franchise from Prudential Real Estate Affiliates, Inc. in Albuquerque, New Mexico and Phoenix, Arizona. The disposal of the Company's residential brokerage operations has been accounted for as discontinued operations.

Net proceeds from the sale of the residential brokerage operations totaled $4,101,000, resulting in a loss on disposal of $137,000 after income tax expense of $815,000. A loss of $705,000 relating to remaining costs in a leased office facility was also accrued in connection with this disposition of operations and is a component of the loss on disposal. The effective income tax rate on this disposal was affected by non-deductible goodwill. In addition, discontinued operations resulted in after tax losses of $713,000, $921,000 and $285,000 for the years ended September 30, 2001, 2000 and 1999 respectively.

Certain other financial information about these discontinued operations can be found in Note T to the consolidated financial statements presented in Item 8 of this Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 2001, the Company is in violation of the minimum net worth covenant relating to its subordinated sinking fund notes with a principal balance of $3,350,000. Therefore, the Trustee or Noteholders have the right to deliver a Notice of Default to the Company. If Notice of Default is delivered and the violation is not cured within thirty days, the notes may be declared due and payable immediately. To cure this default, the Company would be required to raise capital of more than $600,000.

Additionally, the Company is in violation of the minimum net worth covenant relating to a $214,000 note payable to Wells Fargo Bank.

The Company has continued to make the scheduled debt service payments on the subordinated sinking fund notes and the principal balance of these notes was reduced to $2,550,000 in December 2001. If these obligations were declared immediately due and payable the Company's cash position and working capital would be adversely affected. If demand payment is required, management believes it will be able to satisfy the obligation and maintain adequate working capital for the Company's operations over the ensuing twelve months as follows:

  1.  Utilization of existing cash reserves.
  2.  Drawing additional funds available under existing construction loans.
  3.  Utilization of expected positive cash flow provided by operations.
  4.  Reducing operating expenses and other expenditures.
  5.  Securing funds from other lenders as may become available.

The Company's working capital consists primarily of cash, accounts receivable, and borrowings under construction advances and notes payable collateralized by inventory. Projections of future cash requirements are affected by numerous factors, including but not limited to, changes in customer receipts, consumer industry trends, sales volume, operating cost fluctuations, acquisitions of existing businesses and unplanned capital spending.

Cash and cash equivalents increased $1,671,000 or 89% to $3,547,000 at September 30, 2001. Such increase is primarily attributable to $4,101,000 in proceeds from the sale of the Company's residential real estate brokerage operations, as reduced by net cash used in operating activities of $781,000 and net cash used in financing activities of $1,346,000.

Accounts and notes receivable decreased to $1,060,000 or 60% providing cash flow of $1,610,000 during the year ended September 30, 2001. Such decrease was primarily attributable to collections of construction sales. Construction receivables tend to fluctuate significantly at times, depending upon current projects.

There were no material changes in borrowings under construction advances and notes payable collateralized by inventory. In the event of an increase in residential construction activity, it is anticipated that future borrowings would be made under available lending guidelines to meet the capital needs. Such borrowings are typically under separate construction loans for each home constructed with the underlying home pledged as collateral.

The ability of the Company to expand its business in recent years has been due in part to the addition of working capital from the public securities offering. The Company intends to continue to apply its capital resources to expand its business by establishing or acquiring complementary operations. It is expected that future cash needs will be financed by a combination of cash flows from operations, future advances under construction loans, and if needed, other financing or capital raising arrangements, which may become available to the Company.

The Company does not have any material commitments for capital expenditures for fiscal 2002.

IMPACT OF INFLATION
-------------------

The Company's business is significantly affected by general economic conditions, particularly by inflation and its generally associated adverse effect on interest rates and the securities market.

FORWARD LOOKING STATEMENTS
--------------------------

Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigations Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation, the following: (i) the Company's plans, strategies, objectives, expectations, and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory; and (iii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk arises from its available for sale securities and its operations as a broker and dealer of securities, as it engages in proprietary trading and makes dealer markets in equity securities. Accordingly, the Company may maintain certain amounts of inventories in order to facilitate customer order flow. The Company may incur losses as a result of price movements in these inventories due to changes in interest rates, equity market pricing and other general economic factors over which it has no control. The Company manages its exposure to market risk by limiting its net long or short positions. Position limits are instituted for trading and inventory accounts and are monitored by management on an ongoing basis. The Company is also exposed to market risk as a result of providing credit to customers with margin accounts. The collateral maintained to support customer margin loans is subject to the factors described above. Management monitors such customers' credit standing on an ongoing basis.

The following table shows the values of the Company's securities owned ("long") and securities sold but not yet purchased ("short") positions as of September 30, 2001: (1)

     Securities owned:
       Trading securities - corporate equities                   $ 366,000
       Investment securities - corporate equities and
         non-marketable securities                                  77,000
       Available for sale securities                               307,000
                                                                 ---------
                                                                 $ 750,000
                                                                 =========
     Securities sold but not yet purchased -
       corporate equities                                        $  18,000
                                                                 =========

--------------

(1) Securities owned and securities sold but not yet purchased that are readily marketable are carried at quoted market values. Trading and investment securities not readily marketable are carried at fair market value as determined by management.

The Company's primary exposure to interest rate risk arises from interest earning assets held primarily for investment purposes and for deposits at clearing organizations and NASD reserve requirements. The Company mitigates this risk by holding high-grade government obligations with short-term maturities.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.




INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
Report of Independent Certified Public Accountants

Consolidated Balance Sheets as of September 30, 2001 and 2000

Consolidated Statements of Operations for the Years Ended
     September 30, 2001, 2000 and 1999

Consolidated Statement of Stockholders' Equity for the Years Ended
     September 30, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the Years Ended
     September 30, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Shareholders
Realco, Inc.

We have audited the accompanying consolidated balance sheets of Realco, Inc. and Subsidiaries, as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realco, Inc. and Subsidiaries, as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for each of the three years in the period ended September 30, 2001. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.





GRANT THORNTON LLP

Oklahoma City, Oklahoma
December 7, 2001

                          REALCO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  September 30,

                             (Dollars in thousands)

                                                        2001         2000
                                                      --------     --------
ASSETS
  Cash and cash equivalents                           $  3,547     $  1,876
  Restricted cash                                          481          269
  Available for sale securities                            307        1,578
  Securities owned                                         443           -
  Accounts and notes receivable, net                     1,060        2,670
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                       12          156
  Inventories                                           10,835       10,462
  Property and equipment - at cost, net                    580          429
  Investments - equity method                              472          792
  Investments - cost method                                 -         1,210
  Costs in excess of net assets acquired, net            1,637          302
  Net assets of discontinued operations                     -         2,375
  Other assets                                           1,083        1,412
                                                      --------     --------
                                                      $ 20,457     $ 23,531
                                                      ========     ========

LIABILITIES
  Notes payable                                       $  3,740     $  4,464
  Lease obligations                                         -           470
  Construction advances and notes payable,
    collateralized by inventories                        4,593        4,495
  Accounts payable and accrued liabilities               3,410        3,296
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                       41          231
  Escrow funds held for others                             481          269
                                                      --------     --------
      Total liabilities                                 12,265       13,225

STOCKHOLDERS' EQUITY
  Preferred stock - authorized, 500,000 shares
    Series A - issued and outstanding, 79,969
      shares in 2000, stated at liquidation value           -           799
    Series B - issued and outstanding, 212,859
      shares in 2000, stated at liquidation value           -         2,129
    Series D - issued and outstanding, 484,000
      shares in 2001, stated at liquidation value        2,087           -
  Common stock - no par value; authorized,
    50,000,000 shares; issued, 3,388,642 shares
    in 2001 and 2,924,038 shares in 2000                11,078        7,965
  Accumulated deficit                                   (5,109)      (1,342)
  Accumulated other comprehensive income                   138          757
                                                       -------     --------
                                                         8,194       10,308
    Less common stock held in treasury - at cost,
      700 shares                                             2            2
                                                      --------     --------
                                                         8,192       10,306
                                                      --------     --------
                                                      $ 20,457     $ 23,531
                                                      ========     ========
                             See accompanying notes.

                          REALCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years ended September 30,

              (Dollars in thousands, except per share amounts)

                                                2001       2000       1999
                                              --------   --------   --------
REVENUES
  Real estate brokerage commissions and fees  $  2,503   $  1,481   $  1,589
  Securities brokerage commissions and fees      1,914         -          -
  Construction sales                            14,643     24,232     20,340
  Sales of developed lots                        1,900      2,948      2,363
  Equity in net earnings of investees              394        400        545
  Interest and other                               539        385        821
                                              --------   --------   --------
                                                21,893     29,446     25,658
COSTS AND EXPENSES
  Cost of real estate brokerage revenue          1,549        854        925
  Cost of securities brokerage revenue           1,746         -          -
  Cost of construction sales                    13,429     22,001     18,287
  Cost of developed lots sold                    1,497      2,172      1,746
  Selling, general, administrative, and other    4,099      3,348      2,629
  Depreciation and amortization                    404        290        312
  Interest                                         803        825        806
  Loss on investments                            1,548         -          -
                                              --------   --------   --------
                                                25,075     29,490     24,705
                                              --------   --------   --------
    Earnings (loss) from continuing
      operations before income taxes            (3,182)       (44)       953

INCOME TAX EXPENSE (BENEFIT)                      (265)       (31)       392
                                              --------   --------   --------
    EARNINGS (LOSS) FROM CONTINUING
      OPERATIONS                                (2,917)       (13)       561

DISCONTINUED OPERATIONS
  Loss from discontinued operations,
    net of income taxes                           (713)      (921)      (285)
  Loss on disposal, net of income taxes           (137)        -          -
                                              --------   --------   --------
    NET EARNINGS (LOSS)                         (3,767)      (934)       276

PREFERRED STOCK DIVIDEND REQUIREMENT
  (REDEMPTION BENEFIT) - NET                    (2,027)       112         (4)
                                              --------   --------   --------
    NET EARNINGS (LOSS) APPLICABLE
      TO COMMON SHARES                        $ (1,740)  $ (1,046)  $    280
                                              ========   ========   ========
BASIC AND DILUTED EARNINGS (LOSS)
  PER COMMON SHARE
    Earnings (loss) per common share
      from continuing operations              $   (.27)  $   (.04)  $    .20
                                              ========   ========   ========
    Net earnings (loss) per common
      share                                   $   (.53)  $   (.36)  $    .10
                                              ========   ========   ========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                               3,279,607  2,900,015  2,774,609
                                             =========  =========  =========

                             See accompanying notes.

                          REALCO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 Years ended September 30, 2001, 2000, and 1999

                             (Dollars in thousands)

                                  Series A    Series B
                                 preferred   preferred    Series D
                                  stock 6%    stock 3%   preferred    Common
                                 cumulative  cumulative    stock      stock
                                 ----------  ----------  ----------  --------

Balance at October 1, 1998       $      826  $    2,129  $      239  $  7,712
  Redemption of Series A
    preferred stock                     (27)         -           -         -
  Conversion of Series D
    preferred stock                      -           -         (239)      239
  Issuance of treasury stock
    in acquisition                       -           -           -        (42)
  Comprehensive income
    Net earnings                         -           -           -         -
    Other comprehensive income
      Unrealized gain on
        investments, net                 -           -           -         -

    Comprehensive income
                                 ----------  ----------  ----------  --------
Balance at September 30, 1999           799       2,129          -      7,909
  Purchase of common stock
    for treasury                         -           -           -         -
  Issuance of treasury stock             -           -           -         (8)
  Issuance of common stock
    in acquisition                       -           -           -      1,445
  Cancellation of common
    stock acquired                       -           -           -     (1,381)
  Comprehensive loss
    Net loss                             -           -           -         -
    Other comprehensive income
      Unrealized gain on
        investments, net                 -           -           -         -

    Comprehensive loss
                                 ----------  ----------  ----------  --------
Balance at September 30, 2000           799       2,129          -      7,965
  Conversion of Series A and
    Series B preferred stock           (799)     (2,129)         -      2,928
  Issuance of Series D pre-
    ferred stock in acquisition          -           -        2,087        -
  Issuance of warrants                   -           -           -        185
  Comprehensive loss
    Net loss                             -           -           -         -
    Other comprehensive loss
      Unrealized loss on
        investments, net                 -           -           -         -

    Comprehensive loss
                                 ----------  ----------  ----------  --------
Balance at September 30, 2001    $       -   $       -   $    2,087  $ 11,078
                                 ==========  ==========  ==========  ========

                             See accompanying notes.

                          REALCO, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - CONTINUED
                  Years ended September 30, 2001, 2000, and 1999

                             (Dollars in thousands)

                                                       Accumulated
                                Retained                  other
                                earnings    Treasury  comprehensive
                                (deficit)    stock     income(loss)    Total
                               ----------  ---------  -------------  --------

Balance at October 1, 1998     $     (684) $    (224) $         (27) $  9,971
  Redemption of Series A
    preferred stock                    -          -              -        (27)
  Conversion of Series D
    preferred stock                    -          -              -         -
  Issuance of treasury stock
    in acquisition                     -         193             -        151
  Comprehensive income
    Net earnings                      276         -              -        276
    Other comprehensive income
      Unrealized gain on
        investments, net               -          -              27        27
                                                                     --------
  Comprehensive income                                                    303
                               ----------  ---------  -------------  --------
Balance at September 30, 1999        (408)       (31)            -     10,398
  Purchase of common stock
    for treasury                       -         (12)            -        (12)
  Issuance of treasury stock           -          41             -         33
  Issuance of common stock
    in acquisition                     -          -              -      1,445
  Cancellation of common
    stock acquired                     -          -              -     (1,381)
  Comprehensive loss
    Net loss                         (934)        -              -       (934)
    Other comprehensive income
      Unrealized gain on
        investments, net               -          -             757       757
                                                                     --------
  Comprehensive loss                                                     (177)
                               ----------  ---------  -------------  --------
Balance at September 30, 2000      (1,342)        (2)           757    10,306
  Conversion of Series A and
    Series B preferred stock           -          -              -         -
  Issuance of Series D pre-
    ferred stock in acquisition        -          -              -      2,087
  Issuance of warrants                 -          -              -        185
  Comprehensive loss
    Net loss                       (3,767)        -              -     (3,767)
    Other comprehensive loss
      Unrealized loss on
        investments, net               -          -            (619)     (619)
                                                                     --------
  Comprehensive loss                                                   (4,386)
                               ----------  ---------  -------------  --------
Balance at September 30, 2001  $   (5,109) $      (2) $         138  $  8,192
                               ==========  =========  =============  ========


                             See accompanying notes.

                          REALCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years ended September 30,

                             (Dollars in thousands)


                                                 2001       2000       1999
                                               --------   --------   --------

Cash flows from operating activities
 Earnings (loss) from continuing operations    $ (2,917)  $    (13)  $    561
 Adjustments to reconcile earnings (loss) from
  continuing operations to net cash provided
  by (used in) continuing operations
   Depreciation and amortization                    404        290        312
   Accretion of discount on notes payable           219         42         49
   Distributions in excess of earnings
    from investees (net earnings in
    excess of distributions)                        320       (197)       126
   Loss (gain) on sale of available for sale
    securities                                      203       (118)       (50)
   Loss on sale of property and equipment            -          -           8
   Provision for deferred income taxes             (284)       (31)       129
   Impairment of cost method investment           1,210         -          -
   Changes in operating assets and
    liabilities, net of effects from business
    acquisitions and discontinued operations
     Increase in restricted cash                   (212)        (7)      (262)
     Decrease in securities owned                    13         -          -
     Decrease (increase) in accounts
      receivable                                  1,657       (801)       154
     (Increase) decrease in inventories            (373)     4,600      1,828
     (Increase) decrease in net billings
      related to costs and estimated
      earnings on uncompleted contracts             (46)       557       (406)
     Decrease (increase) in other assets            247          9       (262)
     (Decrease) increase in accounts
      payable and accrued liabilities              (676)      (831)       798
     Increase in escrow funds held for
      others                                        212          7        262
                                               --------   --------   --------
          Net cash provided by (used in)
            continuing operations                   (23)     3,507      3,247

 Net cash provided by (used in) discontinued
  operations                                       (758)      (925)       406
                                               --------   --------   --------
          Net cash provided by (used in)
            operating activities                   (781)     2,582      3,653







                             See accompanying notes.

                          REALCO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                            Years ended September 30,

                             (Dollars in thousands)


                                                 2001       2000       1999
                                               --------   --------   --------

Cash flows from investing activities
 Purchases of property and equipment               (296)      (420)      (634)
 Proceeds from sale of property and equipment        -         271          5
 Payments for businesses acquired                  (256)      (853)      (455)
 Advances on notes receivable                        -        (157)      (578)
 Receipts on notes receivable                        35        272      1,449
 Purchase of securities available for sale         (123)      (995)      (688)
 Proceeds from securities available for sale        159      1,007        906
 Purchase of equity method investments               -          -         (63)
 Cash acquired in business acquisitions             178         47         -
 Proceeds from sale of discontinued operations    4,101         -          -
                                               --------   --------   --------
          Net cash provided by (used in)
            investing activities                  3,798       (828)       (58)

Cash flows from financing activities
 Construction advances and notes, net                98     (2,402)    (2,297)
 Payments on revolving, capital lease, and
  long-term debt                                 (2,344)    (1,198)    (1,391)
 Proceeds from borrowings under revolving
  and long-term debt                                900         13         20
 Issuance of treasury stock                          -          33         -
 Purchase of treasury stock                          -         (12)        -
 Redemption of preferred stock                       -          -         (27)
                                               --------   --------   --------
          Net cash used in financing
            activities                           (1,346)    (3,566)    (3,695)
                                               --------   --------   --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                1,671     (1,812)      (100)

Cash and cash equivalents at beginning
 of year                                          1,876      3,688      3,788
                                               --------   --------   --------
Cash and cash equivalents at end of year       $  3,547   $  1,876   $  3,688
                                               ========   ========   ========


Cash paid during the year for:
-----------------------------

    Income taxes                               $     19   $     -    $     -
    Interest (net of amount capitalized)            816        902      1,002



                             See accompanying notes.

                          REALCO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                 Years ended September 30, 2001, 2000, and 1999

                             (Dollars in thousands)



Noncash financing and investing activities:
------------------------------------------

In March 2001, the Company acquired all the outstanding stock of Equity Securities Investments, Inc. in exchange for 484,000 shares of Series D preferred stock. In connection with this acquisition, liabilities were assumed as follows:

    Fair value of assets acquired, including
      cash of $178                                        $  2,372
    Series D preferred stock issued                         (2,087)
                                                          --------
    Liabilities assumed                                   $    285
                                                          ========

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
                                                          ========






                             See accompanying notes.

                          REALCO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                  Years ended September 30, 2001, 2000 and 1999

                             (Dollars in thousands)



In 1999, the Company purchased the net assets and business of TI Construction, Inc. through the issuance of 67,000 shares of Company common stock held in treasury. In connection with the acquisition, liabilities were assumed as follows:

    Fair value of assets acquired                         $    753
    Stock issued                                              (151)
                                                          --------
    Liabilities assumed                                   $    602
                                                          ========

In 1999, capital lease obligations of $731 were incurred when the Company entered into leases for office furniture and equipment.




































                             See accompanying notes.

                          REALCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2001, 2000, and 1999

                (Dollars in thousands, except per share amounts)



NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Realco, Inc., a New Mexico corporation, and Subsidiaries (the Company) has operations which include single-family home construction; land development; commercial construction; and, to a lesser extent, commercial real estate brokerage services and financial services. Its operations and customers are primarily in the vicinity of Albuquerque, New Mexico.

On June 2, 2001, the Company sold its residential brokerage operations. Such brokerage operations operated under a franchise from Prudential Real Estate Affiliates, Inc. in Albuquerque, New Mexico and Phoenix, Arizona. The financial data related to these operations is accounted for as a discontinued operation for all periods presented.

The Company's accounting policies reflect industry practices and conform to accounting principles generally accepted in the United States of America. The more significant policies are briefly discussed below.

1.  Principles of Consolidation

The consolidated financial statements include the accounts of Realco, Inc. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

2.  Revenue and Expense Recognition

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

                          REALCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2001, 2000, and 1999

                (Dollars in thousands, except per share amounts)



Securities transactions with customers and the related commission income and expense are recorded on a settlement-date basis, generally the third business day following the transaction. The impact of unsettled transactions on securities owned, securities sold but not yet purchased, and income net of related expenses is not material.

Underwriting fees are recorded at the time underwriting is completed and the income is readily determinable. Underwriting fees totaled approximately $381 for the year ended September 30, 2001.

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

                          REALCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2001, 2000, and 1999

                (Dollars in thousands, except per share amounts)



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

8.  Earnings (Loss) Per Common Share

Earnings (loss) per common share is calculated based on the weighted average number of shares outstanding during the year. Conversion of convertible preferred stock, warrants, and options are antidilutive for all periods presented.

The following shows the amounts used in computing earnings (loss) per common share from continuing operations for the years ended September 30:

                                             2001       2000       1999
                                           --------   --------   --------
    Earnings (loss) from continuing
      operations                           $ (2,917)  $    (13)  $    561
        Less preferred stock dividend
          requirement (redemption benefit)   (2,027)       112         (4)
                                           --------   --------   --------
    Earnings (loss) from continuing
      operations applicable to
      common shares                        $   (890)  $   (125)  $    565
                                           ========   ========   ========

9.  Investments

Investments in affiliated companies and joint ventures owned 20% to 50% or which the Company is able to exercise significant influence over operations are accounted for on the equity method. Accordingly, the consolidated statements of operations include the Company's share of the affiliated entities' net operating results.

Investments in affiliated companies without readily determinable fair values, owned 20% or less, and where the Company does not exercise significant influence over operations are accounted for on the cost method.

                          REALCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2001, 2000, and 1999

                (Dollars in thousands, except per share amounts)



10.  Intangible Assets

Costs in excess of net assets of businesses acquired are being amortized using the straight-line method over 15 to 20 years. Accumulated amortization of costs in excess of net assets of businesses acquired was $183 and $107 at September 30, 2001 and 2000, respectively. See Note V for the new accounting pronouncement affecting amortization of intangible assets.

The Company assesses the recoverability of costs in excess of net assets of businesses acquired by determining whether the amortization of the asset balance over its remaining life can be recovered through the undiscounted future operating cash flows of the acquired operation. The amount of the impairment, if any, is measured based on projected discounted future operating cash flows.

11.  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

12.  Stock Options

The Company applies APB Opinion 25 and related interpretations in accounting for its employee stock options. Accordingly, compensation expense is only recognized for grants of employee stock options which include an exercise price less than the market price of the stock at the date of the grant.

13.  Advertising Costs

The Company expenses the cost of advertising the first time advertising takes place. Advertising expense for continuing operations for the years ended September 30, 2001, 2000, and 1999 was approximately $281, $381, and $340, respectively.

14.  Other Comprehensive Income

Accumulated other comprehensive income consists solely of net unrealized investment gains (losses). Unrealized gain (loss) on investments consists of the following at September 30:

                                               2001       2000       1999
                                             --------   --------   --------
    Unrealized gain (loss) on investments
      arising during the period              $   (822)  $    875   $     -
        Less reclassification adjustment
          for gains (losses) included in
          net earnings (loss)                    (203)       118        (27)
                                             --------   --------   --------
    Unrealized gain (loss) on investments,
      net                                    $   (619)  $    757   $     27
                                             ========   ========   ========

                          REALCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2001, 2000, and 1999

                (Dollars in thousands, except per share amounts)



NOTE B - INVENTORIES

During the years ended September 30, 2001, 2000, and 1999, the Company incurred and capitalized interest costs of approximately $304, $379, and $363, respectively. Capitalized interest costs charged to cost of construction sales were approximately $215, $382, and $332 for the years ended September 30, 2001, 2000, and 1999, respectively.

Inventories consist of the following as of September 30:

                                                        2001       2000
                                                      --------   --------

    Land and improvements under development           $  4,406   $  6,717
    Construction in progress                             5,642      2,783
    Model homes                                            787        962
                                                      --------   --------
                                                      $ 10,835   $ 10,462
                                                      ========   ========

Construction in progress includes homes under contract of approximately $4,671 and $2,178 at September 30, 2001 and 2000, respectively.

NOTE C - COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

The following is a summary of significant commercial construction contracts accounted for on the percentage-of-completion method as of September 30:

                                                        2001       2000
                                                      --------   --------

    Costs incurred on uncompleted contracts           $    575   $    468
    Estimated (loss) earnings                             (170)        68
                                                      --------   --------
                                                           405        536
      Less billings to date                                618        611
                                                      --------   --------
                                                      $   (213)  $    (75)
                                                      ========   ========

    Included in the accompanying consolidated
      balance sheets under the following captions
        Costs and estimated earnings in excess of
          billings on uncompleted contracts           $     12   $    156
        Billings in excess of costs and estimated
          earnings on uncompleted contracts                (41)      (231)
        Accounts payable and accrued liabilities -
          provision for losses on uncompleted
          contracts                                       (184)        -
                                                      --------   --------
                                                      $   (213)  $    (75)
                                                      ========   ========

                          REALCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2001, 2000, and 1999

                (Dollars in thousands, except per share amounts)



NOTE D - INVESTMENTS

The following is a summary of investments carried on the equity method as of September 30:

                                                        2001       2000
                                                      --------   --------

    PHS Mortgage, 49.99% limited partner interest     $    132   $    335
    Success Venture, 50% interest                          249         76
    Other                                                   91        381
                                                      --------   --------
                                                      $    472   $    792
                                                      ========   ========

Effective May 1, 2000, the Company adopted the cost method of accounting for its investment in Miller & Schroeder, Inc., formerly MI Acquisition Corporation
(MSI). Prior to May 1, 2000, the Company had an 11% ownership in MSI and the Company's President held a seat on the Board of Directors, which allowed the Company to exercise significant influence over operating and financial policies of MSI. In May 2000, MSI issued additional stock and the Company's ownership was reduced to approximately 9%. In addition, it was determined that the Company's President would not serve on the Board subsequent to December 31, 2000. Since the Company's ability to exercise significant influence over operational and financial matters was reduced, the Company adopted the cost method of accounting for this investment.

In July 2001, the shareholders of MSI voted to accept a proposal to sell the operations and substantially all of the assets of MSI to an employee group. MSI has informed its shareholders that based upon the terms of this proposal, it is likely that no assets will be available for distribution to the shareholders. As a result, the Company fully impaired its investment in MSI, through a charge to operations of $1,210 which is reflected in loss on investments in the accompanying financial statements.

The Company has participated in certain land development and residential construction projects under separate joint venture agreements. The Company's liability is joint and several for such joint ventures and its 50% share in the operations is reported on the equity method in the accompanying financial statements.

                          REALCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2001, 2000, and 1999

                (Dollars in thousands, except per share amounts)



Summarized financial information of certain investments carried on the equity method is as follows:

              As of and for the year ended September 30, 2001
              -----------------------------------------------

                                                       PHS        Success
                                                     Mortgage     Venture
                                                   -----------  -----------

    Cash                                           $        12  $        26
    Other assets                                         1,107        2,227
                                                   -----------  -----------
                                                   $     1,119  $     2,253
                                                   ===========  ===========
    Liabilities                                    $       484  $     1,755
    Equity                                                 635          498
                                                   -----------  -----------
                                                   $     1,119  $     2,253
                                                   ===========  ===========
    Revenue earned                                 $     1,211  $     3,247
                                                   ===========  ===========
    Net earnings                                   $       447  $       233
                                                   ===========  ===========

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
                                                   ===========  ===========

                          REALCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2001, 2000, and 1999

                (Dollars in thousands, except per share amounts)



                As of and for the year ended September 30, 1999
                -----------------------------------------------

                                                       PHS        Success
                                          MSI        Mortgage     Venture
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
                                      ===========  ===========  ===========

NOTE E - SECURITIES OWNED AND SOLD, NOT YET PURCHASED

Marketable securities owned and sold, not yet purchased, consist of trading and investment securities carried at quoted market values. Trading and investment securities not readily marketable are carried at fair value as determined by management. Securities sold, not yet purchased, are included in accounts payable and accrued liabilities in the accompanying financial statements. Unrealized gains and losses are included in operations. The securities are as follows at September 30, 2001:

     Securities owned
       Trading securities - corporate equities              $    366
       Investment securities - corporate equities
         and nonmarketable securities                             77
                                                            --------
                                                            $    443
                                                            ========
     Securities sold, not yet purchased                     $     18
                                                            ========

                          REALCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2001, 2000, and 1999

                (Dollars in thousands, except per share amounts)



NOTE F - ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable include the following at September 30:

                                                        2001       2000
                                                      --------   --------

    Brokerage commissions and fees receivable         $     37   $    516

    Construction sales receivable                          685      1,678

    Receivable from clearing organization                  189         -

    Other advances and receivables                         287        539
                                                      --------   --------
                                                         1,198      2,733
      Less allowance for doubtful accounts                 138         63
                                                      --------   --------
                                                      $  1,060   $  2,670
                                                      ========   ========

NOTE G - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30:

                                                        2001       2000
                                                      --------   --------

    Office equipment, furniture, and fixtures         $  1,553   $  1,125
    Leasehold improvements                                  71         40
    Automobiles and equipment                              185        134
                                                      --------   --------
                                                         1,809      1,299
      Less accumulated depreciation and
        amortization                                     1,229        870
                                                      --------   --------
                                                      $    580   $    429
                                                      ========   ========

                          REALCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2001, 2000, and 1999

                (Dollars in thousands, except per share amounts)



NOTE H - DEBT

Debt consisted of the following at September 30:

                                                        2001       2000
                                                      --------   --------

    Subordinated sinking fund notes, 9.5%
    interest payable annually, principal
    payable at various dates through
    December 2003 (less $45 and $79 unamortized
    discount at September 30, 2001 and 2000,
    respectively, based on imputed interest
    rate of 10.5%) (A)                                $  3,305   $  4,071

    Construction and development advances;
    collateralized by inventories (A)(B)                 4,195      2,447

    Notes payable;  collateralized  by inventories
    (A)(C)                                                 398      2,048

    Note payable to Wells Fargo Bank;
    collateralized by investee common stock
    owned by the Company, due in semiannual
    installments of $36 plus interest at 1% over
    the bank's prime rate, through July 2004 (A)           214        286

    Subordinated  note payable  to  related party,
    10% interest, due June 30, 2002                        200         -

    Other notes payable                                     21        107
                                                      --------   --------
                                                      $  8,333   $  8,959
                                                      ========   ========

(A) Subordinated sinking fund notes, certain construction and development advances and certain notes payable are subject to various covenants, some of which include minimum net worth requirements, cash flow coverage requirements, limitations on dividends, and limitations on debt.

(B) Construction and development advances collateralized by inventories include amounts outstanding under construction loan agreements with three lenders (four in 2000) and buyer-financed loans. Such advances are payable upon the earlier of closing or twelve months. Each home to be built requires a separate loan agreement with interest ranging from prime to prime plus 1% (prime to prime plus 1.5% in 2000). The prime lending rate was 6% and 9.5% at September 30, 2001 and 2000, respectively.

(C) Notes payable collateralized by inventories include amounts outstanding on loan agreements expiring through April 2002, with variable interest rates at the banks' prime rates plus 1% (.5% to 1.5% in 2000) (prime rate was 6% and 9.5% at September 30, 2001 and 2000, respectively) and fixed interest rates of 9% (7.25% or 9% in 2000), with minimum quarterly principal takedown requirements totaling $181 or as properties are sold.

                          REALCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2001, 2000, and 1999

                (Dollars in thousands, except per share amounts)



At September 30, 2001, the Company is in violation of the minimum net worth covenant relating to the subordinated sinking fund notes. Therefore, the trustee or noteholders have the right to deliver a Notice of Default to the Company. If Notice of Default is delivered and the violation is not cured within 30 days, the notes may be declared due and payable immediately. To cure this default, the Company would be required to raise capital of more than $600.

Additionally, at September 30, 2001, the Company is in violation of the minimum net worth covenant relating to a $214 note payable to Wells Fargo Bank.

The Company has continued to make the scheduled debt service payments on the subordinated sinking fund notes and the principal balance of these notes was reduced to $2,550 in December 2001. Management believes if these obligations were declared immediately due and payable the Company's cash position and working capital would be adversely affected but the Company would be able to satisfy the obligations and maintain adequate working capital for the Company's operations for a reasonable period of time.

Aggregate future maturities of debt, reflecting the subordinated sinking fund notes and the note payable to Wells Fargo Bank as maturing in 2002, are as follows at September 30, 2001:

    Year ending September 30
           2002                                       $  8,366
           2003                                              8
           2004                                              4
                                                      --------
                                                         8,378
    Less amount representing discount on debt               45
                                                      --------
                                                      $  8,333
                                                      ========

NOTE I - INCOME TAXES

Income tax expense (benefit) on earnings (loss) from continuing operations consists of the following for the years ended September 30:

                                             2001       2000       1999
                                           --------   --------   --------

    Current                                $     19   $     -    $    263
    Deferred                                   (284)       (31)       129
                                           --------   --------   --------
                                           $   (265)  $    (31)  $    392
                                           ========   ========   ========

                          REALCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2001, 2000, and 1999

                (Dollars in thousands, except per share amounts)



The Company's effective income tax rate on earnings (loss) from continuing operations differed from the federal statutory rate of 34% as follows:

                                             2001       2000       1999
                                           --------   --------   --------

    Income taxes at federal statutory
      rate                                 $ (1,082)  $    (15)  $    324
    Increase (decrease) in valuation
      allowance                                 938        (51)      (113)
    Nondeductible expenses                       53         24         13
    State income taxes at statutory rate       (191)        (2)        57
    Adjustment of estimated income tax
      liability of prior year                     8         10        127
    Other                                         9          3        (16)
                                           --------   --------   --------
        Total tax provision                $   (265)  $    (31)  $    392
                                           ========   ========   ========

Components of deferred taxes are as follows at September 30:

                                                   2001       2000
                                                 --------   --------
    Assets
      Inventories                                $     -    $     26
      Accrued liabilities                             499        137
      Investments                                     530        117
      Tax loss carryforward                           394        638
      Contributions carryforward                       -           7
      Valuation allowance                          (1,098)      (160)
                                                 --------   --------
                                                 $    325   $    765
                                                 ========   ========

    Liabilities
      Investments                                $    260   $    719
      Property and equipment                           65         46
                                                 --------   --------
                                                 $    325   $    765
                                                 ========   ========

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance, including amounts associated with discontinued operations, increased $938 and $52 for the years ended September 30, 2001 and 2000, respectively.

At September 30, 2001, the Company has net operating loss carryforwards for tax purposes of approximately $985 which will begin to expire in 2020.

                          REALCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2001, 2000, and 1999

                (Dollars in thousands, except per share amounts)



NOTE J - LEASES

The Company leases certain office facilities and equipment used in its operations under operating leases expiring at various dates through 2009 and provide for payments as follows:

    Year ending September 30
           2002                                       $    650
           2003                                            621
           2004                                            503
           2005                                            325
           2006                                            206
           Thereafter                                      153
                                                      --------
                                                      $  2,458
                                                      ========

Certain facilities are subleased under leases which expire in 2004. Total future minimum sublease rentals amount to $392 at September 30, 2001.

Rental expense from continuing operations for the years ended September 30 is as follows:

                                             2001       2000       1999
                                           --------   --------   --------

    Minimum rentals                        $    432   $    164   $    139
    Sublease rentals                             (9)        (5)       (25)
                                           --------   --------   --------
                                           $    423   $    159   $    114
                                           ========   ========   ========

Certain leases relating to rental expense of approximately $6, $130, and $42 for the years ended September 30, 2001, 2000, and 1999, respectively, are with related parties.

As described in Note T, the Company sold its residential brokerage operations, resulting in a leased office facility no longer being used for operating purposes. Minimum future rental payments under this operating lease, which expires August 2009 are as follows:

    Year ending September 30
           2002                                       $    445
           2003                                            445
           2004                                            445
           2005                                            445
           2006                                            445
           Thereafter                                    1,299
                                                      --------
                                                      $  3,524
                                                      ========

                          REALCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2001, 2000, and 1999

                (Dollars in thousands, except per share amounts)



This facility is sublet under an agreement expiring in May 2002, which provides for rental payments based upon a percentage of tenant revenues. Rental receipts were $70 in 2001.

In connection with this facility, the Company recorded an estimated loss of $705 relating to its remaining costs in the facility, including leasehold improvements and remaining rental payments, reduced by sublease income. Sublease income has been estimated based on the existing sublease and on management's estimate of probable future sublease income which is predicated on current economic conditions. Adverse changes in economic conditions could negatively affect management's estimate of probable future sublease income which could result in the Company recognizing additional losses on this facility.

NOTE K - BUSINESS COMBINATIONS

Effective March 1, 2001, the Company acquired all the outstanding stock of Equity Securities Investments, Inc. (ESI) in exchange for 484,000 shares of newly created Series D preferred stock. The total cost of the acquisition, $2,087, was based on the fair value of the Company's common stock in to which the Series D preferred stock is convertible. ESI is primarily engaged in a single line of business as a securities broker-dealer.

The Company acquired certain net assets and the residential brokerage operations of Farnsworth Realty & Management Company (Farnsworth) effective January 1, 2000. The acquisition included a cash payment of $250, a note payable of up to $150, and the assumption of $29 in liabilities. These net assets and brokerage operations were subsequently sold. See Note T.

The Company acquired Financial Services Group, Inc. (FSG), a financial services company controlled by the Company's President and Chief Executive Officer, effective June 1, 2000. This acquisition was made through the issuance of 680,000 shares of Company common stock. Assets acquired included 650,000 shares of Company common stock which were immediately cancelled.

The Company acquired certain net assets and the operations of TI Construction, Inc. (TI), a commercial construction contractor which specializes in constructing veterinary clinics, effective August 1, 1999. This acquisition was made through the issuance of 67,000 shares of Company common stock held in treasury.

These business combinations have been accounted for using the purchase method of accounting and the accompanying consolidated financial statements include the operations of these entities subsequent to the date of acquisition. Initial costs in excess of the net assets acquired were approximately $1,508.

During the years ended September 30, 2001 and 2000, contingent payments of $256 and $552, respectively, were made for past acquisitions which related to discontinued operations. See Note T.

                          REALCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2001, 2000, and 1999

                (Dollars in thousands, except per share amounts)



The following summarized pro forma unaudited information assumes the acquisition of TI and FSG occurred on October 1, 1998, and the acquisition of ESI occurred on October 1, 1999:

                                               Years ended September 30,
                                             ------------------------------
                                               2001       2000       1999
                                             --------   --------   --------

    Revenues from continuing operations      $ 23,463   $ 32,662   $ 30,296
                                             ========   ========   ========
    Earnings (loss) from continuing
      operations                             $ (3,296)  $   (145)  $    585
                                             ========   ========   ========
    Basic and diluted earnings (loss)
      from continuing operations per
      common share (1)                       $   (.97)  $   (.12)  $    .21
                                             ========   ========   ========

(1) Excludes effects of redemption benefit associated with redemption of Series A and B preferred stock.

NOTE L - SEGMENT INFORMATION

The Company operates in the following segments: residential construction and land development, commercial real estate broker, commercial construction, and financial services. Information concerning the Company's business segments as of and for the years ended September 30 is as follows:

                                             2001       2000       1999
                                           --------   --------   --------
    Revenues
      Residential construction and
        land development                   $ 12,487   $ 21,220   $ 19,515
      Commercial real estate broker           2,503      1,481      1,589
      Financial services                      2,432        642        677
      Commercial construction                 4,056      5,960      3,188
      Interest and other
        Sales to unaffiliated customers         415        143        689
        Intersegment sales                      582        731        646
        Eliminations                           (582)      (731)      (646)
                                           --------   --------   --------
            Total                          $ 21,893   $ 29,446   $ 25,658
                                           ========   ========   ========
    Operating profit (loss)
      Residential construction and
        land development                   $    448   $  1,130   $  1,237
      Commercial real estate broker             169        (72)        72
      Financial services                     (2,067)      (186)       147
      Commercial construction                  (608)      (155)       (91)
      Depreciation and amortization            (404)      (290)      (312)
      Interest and other                       (720)      (471)      (100)
                                           --------   --------   --------
            Total                          $ (3,182)  $    (44)  $    953
                                           ========   ========   ========

                          REALCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2001, 2000, and 1999

                (Dollars in thousands, except per share amounts)



                                             2001       2000       1999
                                           --------   --------   --------
    Assets
      Residential construction and
        land development                   $ 12,976   $ 12,924
      Commercial real estate broker             270        367
      Financial services                      2,469      1,980
      Commercial construction                   557      1,073
                                           --------   --------
        Identifiable assets                  16,272     16,344
      Equity investments                         92        361
      Corporate assets                        4,093      4,451
      Net assets of discontinued
        operations                               -       2,375
                                           --------   --------
             Total                         $ 20,457   $ 23,531
                                           ========   ========
    Depreciation and amortization
      Residential construction and
        land development                   $     78   $    100   $    127
      Commercial real estate broker              58         51         50
      Financial services                        135         -          -
      Commercial construction                    23         25         22
      Other                                     110        114        113
                                           --------   --------   --------
             Total                         $    404   $    290   $    312
                                           ========   ========   ========
    Capital expenditures
      Residential construction and
        land development                   $     35   $     34   $     90
      Commercial real estate broker              10         67         10
      Financial services                         53         -          -
      Commercial construction                    36         29         17
      Discontinued operations                   139        284        475
      Other                                      23          6         42
                                           --------   --------   --------
             Total                         $    296   $    420   $    634
                                           ========   ========   ========

Operating profit consists of total revenues, less costs and expenses, including interest expense allocated to the financial services segment, but does not include unallocated interest expense, other income, net equity in earnings of certain investees, loss on sale of equipment, or income taxes. Identifiable assets are those assets used in the Company's operations in each area. Other assets include cash and cash equivalents, available for sale securities, certain investments accounted for under the equity and cost method, and capitalized debt issuance costs.

                          REALCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2001, 2000, and 1999

                (Dollars in thousands, except per share amounts)



NOTE M - COMMITMENTS AND CONTINGENCIES

In December 2001, the Company was named as a defendant in a lawsuit in the District Court for Hennepin County, Minnesota. The plaintiffs are certain institutional and individual customers of Miller & Schroeder Financial, Inc.
(MSF), a broker-dealer. The lawsuit was commenced against MSF, Miller & Schroeder, Inc. (MSI), the parent corporation of MSF, and certain officers, directors, and shareholders of MSI who are alleged to be controlling persons of MSI and MSF. The Company is a shareholder of MSI. James A. Arias, the Company's Chief Executive Officer, is also named as a defendant. Mr. Arias served as a director of MSI during the period covered by the plaintiffs' complaint. The plaintiffs, on their own behalf and on behalf of a class of investors they seek to represent, are seeking rescission or compensatory damages with respect to debentures issued by United Homes, Inc. and purchased by the plaintiffs from or through MSF. The plaintiffs assert numerous claims against MSF and the other defendants, including claims based on negligence, negligent misrepresentation, common law fraud, and violations of the Minnesota Securities Act, the Minnesota Consumer Fraud Act, the U.S. Securities Act of 1933, and the Minnesota Uniform Fraudulent Transfer Act. The Company and Mr. Arias have not yet answered the complaint, but intend to defend the lawsuit vigorously. At present, the Company is unable to predict the outcome of this litigation or any exposure to loss the Company may ultimately incur.

The Company is engaged in other legal proceedings incidental to its normal business activities. Management of the Company does not believe that the outcome of each such proceeding or all of them combined will have a material adverse effect on the Company or its consolidated financial position or operations.

In connection with the Company's acquisition of ESI, the Company entered into three-year employment agreements with two executive officers. The agreements provide that each will receive an annual salary of $150 per year. If the Company terminates either officer without "cause" (as defined in their employment agreements), or if either officer terminates his employment for "good reason" (as defined in their employment agreements), then such officer will receive severance payments equal to his base salary for the remainder of the term of his employment agreement and will also be entitled to continue his medical insurance coverage for himself and his family at the Company's expense.

NOTE N - STOCK AND WARRANTS

In December 2000, all outstanding Series A and Series B preferred stock of the Company was redeemed in a negotiated transaction for 464,804 shares of common stock. The excess carrying value of the preferred stock, including cumulative undeclared dividends, over the fair value of the common stock given was approximately $2,180, which is reflected as a redemption benefit in the consolidated statement of operations for the year ended September 30, 2001. Each Series A preferred share was entitled to one shareholder vote and dividends when declared and paid at a 6% cumulative rate. Each Series B preferred share was entitled to one shareholder vote and dividends when declared and paid at a 3% cumulative rate. Series A and B preferred shares were entitled to a liquidation preference of $10 per share.

                          REALCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2001, 2000, and 1999

                (Dollars in thousands, except per share amounts)



The 484,000 shares of Series D preferred stock issued in March 2001 were converted to 1,452,000 shares of common stock in November 2001 as a result of shareholder approval. Each share of Series D preferred stock was entitled to one shareholder vote, a liquidation preference of $4.3125, and cash dividends at a rate of $.135 per quarter when declared and paid. Preferred stock dividends in arrears for this Series D was $153 at September 30, 2001.

In 1999, 2,600 shares of Series A voting preferred stock were redeemed based upon the $10 per share liquidation value and 23,919 shares of Series D voting preferred stock were redeemed for 47,838 shares of common stock. The excess carrying value of the Series D preferred stock over the fair value of the common stock was approximately $116 which is reflected as a negative return in the preferred stock dividend requirement in the consolidated statements of operations.

As a result of its past public offering of certain debt and equity securities, 850,000 warrants to purchase Company common stock at $8.40 per share were issued. These warrants became immediately exercisable upon closing of the offering and were originally scheduled to expire February 1, 2001. In December 2000, the Board of Directors approved a modification to the 690,000 detachable warrants associated with the debt offering, which extended the expiration to February 1, 2003. Additionally, in April 2001, the Board of Directors approved a change in the exercise price of the outstanding warrants of the Company from $8.40 per share to $4.20 per share. At September 30, 2001, these 690,000 warrants remain outstanding. No modifications were made to the 160,000 warrants issued to the underwriter; as such, these warrants expired on February 1, 2001.

In connection with a debt financing arrangement in December 2000, the Company issued 100,000 detachable, unregistered warrants to purchase common stock at $1.80 per share. These warrants became immediately exercisable upon closing of the related loan and expire December 14, 2005. The estimated fair value of the warrants, $185, was recorded as a discount on debt. Amortization of this discount was charged to operations in 2001 as the loan was repaid in full prior to September 30, 2001.

During 2000 the Company amended its articles of incorporation to increase the authorized common shares to 50,000,000.

                          REALCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2001, 2000, and 1999

                (Dollars in thousands, except per share amounts)



NOTE O - STOCK OPTIONS

The Company has an employee incentive stock plan for certain key employees. Options currently outstanding under the plan become exercisable one year from the date of the grant and expire five years after the date of the grant. These options are exercisable at not less than the market value of the Company's stock on the date of the grant. Accordingly, no compensation cost has been recognized for these options. Had compensation cost for these options been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", the Company's net earnings (loss) and earnings (loss) per common share would have been the following pro forma amounts for the years ended September 30:

                                             2001       2000       1999
                                           --------   --------   --------
     Net earnings (loss) applicable
       to common shares
         As reported                       $ (1,740)  $ (1,046)  $    280
         Pro forma                           (1,833)    (1,114)       202

     Earnings (loss) per share
       As reported                         $   (.53)  $   (.36)  $    .10
       Pro forma                               (.56)      (.38)       .07

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999, respectively: dividend yield was estimated to remain at zero for all years; expected volatility of 66% for 2001, 60% for 2000, and 58% for 1999; risk-free interest rates of 5%, 6.7%, and 5.5%, respectively; and an expected life of five years for all years.

The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                          REALCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2001, 2000, and 1999

                (Dollars in thousands, except per share amounts)



A summary of the status of the Company's fixed stock options as of September 30 and changes during the years then ended is presented below:

                           2001                2000                1999
                     -----------------   -----------------   -----------------
                              Weighted            Weighted            Weighted
                     Number    average   Number    average   Number    average
                       of     exercise     of     exercise     of     exercise
                     shares     price    shares     price    shares     price
                     -------  --------   -------  --------   -------  --------
Outstanding at
  beginning of year  205,000  $   3.09   195,000  $   3.21   100,000  $   3.38
Granted               65,000      3.00    25,000      2.40   105,000      3.06
Forfeited            (85,000)     3.17   (15,000)     3.45   (10,000)     3.38
                     -------             -------             -------
Outstanding at
  end of year        185,000      3.02   205,000  $   3.09   195,000  $   3.21
                     =======             =======             =======
Options exercisable
  at year end        120,000      3.04   180,000  $   3.19
Weighted-average
  fair value of
  options granted
  during the year             $   1.39            $   1.01            $   1.18

The following information applies to options outstanding at September 30, 2001:

Number outstanding                                185,000
Range of exercise prices                          $2.40 to $3.45
Weighted average exercise price                   $3.02
Weighted average remaining contractual life       3 years

During 2001, the Company extended the expiration of certain key employees' options to February 28, 2006. At the modification date the intrinsic value of the affected options was nominal and no compensation cost was recognized.

The Company records proceeds from the exercise of stock options, plus income tax benefits, if any, as additions to common stock.

NOTE P - NET CAPITAL REQUIREMENTS OF SUBSIDIARY

The Company's securities broker-dealer subsidiary is subject to the Securities and Exchange Commission's (the Commission) Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the "applicable" exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At September 30, 2001, the subsidiary had net capital of $320, which was $70 in excess of its required net capital of $250. The subsidiary's net capital ratio was .935 to 1. The subsidiary is exempt from Rule 15c3-3 of the Commission. Therefore, the subsidiary is not required to make periodic computations of reserve requirements for the exclusive benefit of customers.

                          REALCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2001, 2000, and 1999

                (Dollars in thousands, except per share amounts)



NOTE Q - FINANCIAL INSTRUMENTS

The following table includes various estimated fair value information which pertains to the Company's financial instruments and does not purport to represent the aggregate net fair value of the Company. The carrying amounts in the table below are the amounts at which the financial instruments are reported in the consolidated financial statements.

Except securities owned, all of the Company's financial instruments are held for purposes other than trading.

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

3. Available For Sale Securities and Securities Owned - Fair values of marketable securities are based on quoted market prices. Fair values of securities not readily marketable are estimated by management.

4. Fixed Rate Debt - The discounted amount of future cash flows using the Company's current incremental rate of borrowings for similar liabilities is used to estimate fair value.

5. Floating Rate Debt - The carrying amount approximates fair value because interest rates adjust to market rates.

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                           2001                  2000
                                   --------------------  --------------------
                                   Carrying  Estimated  Carrying   Estimated
                                    amount   fair value   amount   fair value
                                   --------  ----------  --------  ----------
  Financial assets
    Cash, cash equivalents, and
      restricted cash*             $  4,028  $    4,028  $  2,217  $    2,217
    Floating rate notes receivable       -           -         35          35
    Available for sale securities       307         307     1,578       1,578
    Securities owned                    443         443        -           -
  Financial liabilities
    Fixed rate debt                  (3,772)     (3,869)   (5,550)     (5,457)
    Floating rate debt               (4,561)     (4,561)   (3,409)     (3,409)

   * Includes financial instruments relating to the residential real estate brokerage operations recorded in net assets of discontinued operations as of September 30, 2000.

                          REALCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2001, 2000, and 1999

                (Dollars in thousands, except per share amounts)



NOTE R - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

In the normal course of business, ESI's customer activities involve the execution, settlement, and financing of various customer securities and options transactions. These activities may expose ESI to off-balance-sheet risk in the event the customer is unable to fulfill its contracted obligations. ESI clears all transactions for its customers on a fully disclosed basis with a clearing firm that carries all customer accounts and maintains related records. Nonetheless, ESI is liable to the clearing firm for the transactions of its customers. These activities may expose ESI to off-balance-sheet risk in the event a counterparty is unable to fulfill its contractual obligations.

Customer securities transactions are recorded on a settlement-date basis, which is generally three business days after the trade date. ESI is therefore exposed to risk of loss on these transactions in the event of the customer's or broker's inability to meet the terms of their contracts, in which case ESI may have to purchase or sell financial instruments at prevailing market prices. The impact of unsettled transactions on securities owned, securities sold but not yet purchased, and income net of related expenses is not material.

ESI's customer securities activities are transacted on either a cash or margin basis. ESI seeks to control the risks associated with its customer market activities by requiring customers to maintain margin collateral in compliance with regulatory and internal guidelines. ESI monitors required margin levels daily and, pursuant to such guidelines, requires that customers deposit additional collateral, or reduce margin positions, when necessary.

ESI carries securities sold but not yet purchased (short sales) at market value for financial statement purposes. Due to market fluctuations, the amount necessary to acquire and deliver securities sold but not yet purchased may become greater than the obligation already recorded on the financial statements.

NOTE S - NON-RECURRING ITEMS

During 1998, the Company committed to close four real estate brokerage branch offices and re-establish those offices in a single, strategically located facility. As a result of this commitment, the Company incurred charges of $273 related to lease abandonments. Of the $273 initial charge relating to lease abandonments, $136 was utilized through 2000, a $108 revision of estimate was recorded in 2000, and $23 was utilized in 2001, resulting in an accrued liability of $6 at September 30, 2001, which represents the anticipated present value of future obligations for abandoned facilities. These charges were incurred on operations included in discontinued operations. See Note T.

                          REALCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2001, 2000, and 1999

                (Dollars in thousands, except per share amounts)



NOTE T - DISCONTINUED OPERATIONS

On June 2, 2001, the Company sold its residential real estate brokerage operations in two separate transactions. Such brokerage operations operated under a franchisee from Prudential Real Estate Affiliates, Inc. in Albuquerque, New Mexico and Phoenix, Arizona. Net proceeds from the sale totaled $4,101.

The disposal of the Company's residential brokerage operations has been accounted for as discontinued operations and, accordingly, the related net assets sold have been segregated in the September 30, 2000 consolidated balance sheet, and the related operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows for all periods presented.

Information relating to the discontinued operations of the Company's residential brokerage operations as of and for the years ended September 30 is as follows:

                                                 2001       2000       1999
                                               --------   --------   --------

  Revenues                                     $ 18,905   $ 26,561   $ 24,126
                                               ========   ========   ========

  Loss from operations before income taxes     $   (830)  $ (1,278)  $   (517)
  Income tax benefit                               (117)      (357)      (232)
                                               --------   --------   --------
  Loss from discontinued operations            $   (713)  $   (921)  $   (285)
                                               ========   ========   ========

  Loss per common share from discontinued
    operations - basic and diluted             $   (.22)  $   (.32)  $   (.10)
                                               ========   ========   ========

  Gain on disposal before income taxes         $    678
  Income tax expense                               (815)
                                               --------
  Loss on disposal                             $   (137)
                                               ========

  Loss per common share on disposal of
    discontinued operations - basic and
    diluted                                    $   (.04)
                                               ========

                          REALCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2001, 2000, and 1999

                (Dollars in thousands, except per share amounts)



                                                 2001       2000       1999
                                               --------   --------   --------
  Assets
    Restricted cash                                       $     72
    Property and equipment, net                                591
    Cost in excess of net assets
      acquired, net                                          1,823
                                                          --------
        Total assets                                         2,486
  Liabilities
    Lease obligations                                           39
    Escrow funds held for others                                72
                                                          --------
        Total liabilities                                      111
                                                          --------
        Net assets                                        $  2,375
                                                          ========

NOTE U - RELATED PARTY TRANSACTIONS

In 2000, the independent directors of the Company approved an arrangement whereby an executive officer was permitted to build up to ten speculative homes personally in conjunction with Charter Building & Development Corp. (Charter), the Company's residential construction subsidiary. Such homes were constructed and marketed as Charter homes under a fee arrangement providing for Charter to receive 5% of direct construction costs as a construction management fee and 1% as warranty reserve. Additionally, the Company retains sales commissions on such homes. As a result of this arrangement, revenues of $145 and $191 were recognized by the Company for the years ended September 30, 2001 and 2000, respectively, which consisted of sales of developed lots and fee revenue.

At September 30, 2001, ESI owes an executive officer $400 under advance and subordinated loan arrangements for working capital advances. These arrangements generally bear interest at rates ranging from 8% to 10% and are due within one year.

NOTE V - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". These standards prohibit the application of the pooling of interests method of accounting for business combinations effective June 30, 2001 and require companies to stop amortizing existing goodwill and intangible assets with indefinite lives. In addition, any goodwill or indefinite life intangible assets acquired after July 1, 2001 would not be amortized. Under the new rules, companies would only adjust the carrying amount of goodwill or indefinite life intangible assets for impairment. The Company recorded $79, $22, and $22 of amortization expense for continuing operations related to goodwill for the years ended September 30, 2001, 2000, and 1999, respectively.

                          REALCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2001, 2000, and 1999

                (Dollars in thousands, except per share amounts)



NOTE W - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for years ended September 30, 2001 and 2000. The financial data relating to the residential brokerage operations is accounted for as discontinued operations for all periods presented.

                                                    2001
                                 ----------------------------------------------
                                              Three months ended
                                 December 31  March 31  June 30    September 30
                                 -----------  --------  -------    ------------

  Revenues                       $     5,806  $  5,142  $ 5,602    $      5,343
  Costs and expenses                   5,886     5,354    7,181           6,654
                                 -----------  --------  -------    ------------
        Loss from continuing
          operations before
          income taxes                   (80)     (212)  (1,579)         (1,311)

  Income tax expense (benefit)           299       126     (575)(a)        (115)
                                 -----------  --------  -------    ------------
        Net loss from contin-
          uing operations               (379)     (338)  (1,004)         (1,196)

  Discontinued operations
    Loss from discontinued
      operations, net of
      income taxes                      (494)     (140)     (79)             -
    Loss on disposal of dis-
      continued operations,
      net of income taxes                 -         -      (137)(a)          -
                                 -----------  --------  -------    ------------
        Net loss                 $      (873) $   (478) $(1,220)   $     (1,196)
                                 ===========  ========  =======    ============

  Basic and diluted earnings
    (loss) per common share      $       .44  $   (.16) $  (.38)   $       (.35)
                                 ===========  ========  =======    ============

(a) The income tax benefit relating to continuing operations and the loss on disposal of discontinued operations, net of income taxes, differ from amounts previously reported in the Company's quarterly report because of a revision of the income tax allocation.

                          REALCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2001, 2000, and 1999

                (Dollars in thousands, except per share amounts)



                                                    2000
                                 --------------------------------------------
                                               Three months ended
                                 December 31  March 31  June 30  September 30
                                 -----------  --------  -------  ------------

  Revenues                       $     8,536  $  6,368  $ 6,947  $      7,595
  Costs and expenses                   8,658     6,404    6,899         7,529
                                 -----------  --------  -------  ------------
        Earnings (loss) from
          continuing operations
          before income taxes           (122)      (36)      48            66

  Income tax expense (benefit)           (16)      (43)     165          (255)
                                 -----------  --------  -------  ------------
        Net earnings (loss)
          from continuing
          operations                    (138)      (79)    (117)          321

  Discontinued operations
    Earnings (loss) from
      discontinued operations,
      net of income taxes               (295)     (395)     (95)         (136)
                                 -----------  --------  -------  ------------
        Net loss                 $      (433) $   (474) $  (212) $        185
                                 ===========  ========  =======  ============

  Basic and diluted earnings
    (loss) per common share      $      (.16) $   (.17) $  (.08) $        .05
                                 ===========  ========  =======  ============

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None


                                    PART III


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table and Background Experience sets forth information with respect to the Directors and certain Executive Officers. Such information was furnished to the Company by such persons.

                                                                  Director
        Name          Age         Positions with Company            Since
-------------------  -----  ------------------------------------  --------

James A. Arias        63     Director, President and Chief           1983
                               Executive Officer of Realco

Martin S. Orland      68     Director                                1997

Laurence S. Zipkin    61     Director, Chairman of the Board and     2001
                               Vice President of Realco; Vice
                               President of Equity Securities
                               Investments, Inc., a subsidiary
                               of Realco

Edward S. Adams       38     Director, Vice President of Realco;     2001
                               Chief Executive Officer and
                               President of Equity Securities
                               Investments, Inc., a subsidiary
                               of Realco

Alan R. Woinski       36     Director                                2001

Brad J. Buscher       45     Director                                2001

Gregory E. Spitzer    38     Director                                2001


BUSINESS EXPERIENCE
-------------------

JAMES A. ARIAS has served as Realco's President, Chief Executive Officer and a Director since its formation in September 1983. From 1975 to September of 1983, he was a partner of James Bentley & Associates, a financial consulting and real estate syndication firm in Albuquerque, New Mexico, which was merged into and became a division of Financial Services Group, Inc., a New Mexico corporation, of which Mr. Arias was the President and a controlling shareholder. On June 1, 2000, Realco acquired Financial Services Group in an exchange of shares. Since 1984, Mr. Arias has served as Manager of Masters Coverage Corp., N.M., an insurance broker in Albuquerque, New Mexico, which during the 1999 fiscal year became a 49.99% subsidiary of Realco. From June 1995 until March 2000, he has served as interim sole director of Arinco Computer Systems Inc., a publicly traded New Mexico corporation which underwent a reverse merger transaction in March 2000 and now operates as Change Technology Partners, Inc., a publicly traded Delaware corporation.

MARTIN S. ORLAND has served as a director of Realco since 1997. Mr. Orland is currently self-employed, providing consulting and advisory services. He retired January 1, 1997 as an employee of Fortis, Inc., where he served as President of Fortis Private Capital, Inc., a private venture capital investment business in New York, New York. During the same period, Mr. Orland was the Executive Vice President of Fortis Advisors, Inc., a corporation that made investments in commercial real estate and mortgages. Each of these corporations is a subsidiary of Fortis, Inc., which is a subsidiary of a Dutch holding company. Mr. Orland is also a director of four privately owned companies.

LAURENCE S. ZIPKIN was elected to Realco's Board in March 2001. Mr. Zipkin has been a shareholder and Vice President of Equity Securities Investments, Inc. ("Equity") and its predecessor since 1987. Equity, a Minneapolis based broker dealer and a member of the National Association of Security Dealers, was acquired by Realco in March 2001 and became a wholly-owned subsidiary of Realco. Prior to joining Equity, Mr. Zipkin was a principal in Flower City, a chain of retail stores throughout the Midwest. He sold his interest in 1987 when he began his association with Equity. Mr. Zipkin is also the President and Chairman of the Board of Southwest Capital Corp., a public company. Mr. Zipkin attended the University of Pennsylvania at the Wharton School of Finance.

EDWARD S. ADAMS was elected to Realco's Board in March 2001. He has been the Chief Executive Officer, President and Treasurer of Equity since December 1999. Equity became a wholly-owned subsidiary of Realco in March 2001. Mr. Adams is also a director of VirtualFund.com, Inc., a Minnesota public company. In addition to his duties at Equity, Mr. Adams is the Howard E. Buhse Professor of Finance and Law at the University of Minnesota Law School where he specializes in commercial, corporate and securities law. Mr. Adams earned his B.A. degree, magna cum laude, from Knox College, where he was a member of Phi Beta Kappa. In the fall of 1984, he studied at the University of Freiburg in West Germany as a European Studies and NATO Conference Scholar. Mr. Adams received his J.D. degree, cum laude, from the University of Chicago Law School in 1988, where he was Managing Editor of the University of Chicago Law Review. Following graduation, Mr. Adams clerked for Judge J. Harvie Wilkinson III of the United States Court of Appeals for the Fourth Circuit. In 1997, Mr. Adams earned his M.B.A. with the highest honors from the Carlson School of Management at the University of Minnesota. He practiced law with Latham & Watkins in Chicago before joining the University of Minnesota Law School faculty in 1993. Mr. Adams was a Visiting Professor at Albany Law School of Union University. He is the author of sixteen books and over thirty law review articles in the areas of corporate finance, corporations, securities and commercial law.

ALAN WOINSKI was elected to Realco's Board in November 2001. Mr. Woinski is the President, Chief Financial Officer and a Director of Casino Journal Publishing Group, Inc., a Nevada public company, since 1998. Prior to that he was the Chief Executive Officer and Chairman of Gaming Venture Corp., U.S.A., which was acquired by Casino Journal Publishing Group, Inc. in April 1998. Casino Journal Publishing Group is a publisher of consumer publications focusing on the gambling industry. Mr. Woinski also served as the Vice President of A&E Printing Co. from 1986 until 1994 and as the President from 1994 until joining Gaming Venture Corp. in 1995. From 1992 until 1995, Mr. Woinski served as the President of Lucky Management Corp., an investment advisory firm that held interests in a variety of businesses, including printing and real estate. Mr. Woinski represented Lucky Management Corp. as advisor to the Monitrend Gaming and Leisure Mutual Fund from October 1993 until December 1994 and was the Portfolio Manager of the High Rollers Investment Partnership from December 1992 until October 1993.

BRAD J. BUSCHER was elected to Realco's Board in November 2001. Mr. Buscher has been Chairman of the Board and Chief Executive Officer of Mercury Waste Solutions, Inc. since its inception in 1996. Mr. Buscher has also been the Chairman and Chief Executive Officer of Bankers American Capital Corp., a privately held merchant banking company, since 1993. From 1981 to 1994, Mr. Buscher was President and Chief Executive Officer of American Bancshares, a multi-bank holding company. From 1986 to 1994, Mr. Buscher was also Chief Executive Officer of American Banks, a subsidiary of American Bancshares. Mr. Buscher also served as Chief Executive Officer of Eagle Insurance Agencies, Inc., a full line property, casualty, life, health and crop insurance agency, from 1987 to 1994. From 1993 to the present, Mr. Buscher has served as the managing general partner of BRB Development, LLC, a commercial and retail land development company.

GREGORY E. SPITZER was elected to Realco's Board in November 2001. Mr. Spitzer is a partner in Kirkland & Ellis' Commercial Real Estate Practice Group. He has been practicing law at Kirkland & Ellis since 1993. His broad base of experience includes representation of public and private companies in all aspects of commercial real estate acquisition and dispositions, development, leasing, financing and transaction structuring matters. Mr. Spitzer has particular expertise in the areas of commercial lending work and structured financing, including synthetic leasing, sale leaseback and leverage lease transactions. From 1998 to 2000, Mr. Spitzer was an Adjunct Professor of Law at the University of Minnesota School of Law where he taught Real Estate Transactions. Mr. Spitzer received his J.D. from Northwestern University School of Law in 1989 and a B.S. in finance from the University of Illinois - Urbana - Champaign in 1985. Mr. Spitzer is also a Certified Public Accountant.

FAMILY RELATIONSHIPS
--------------------

None of the Directors or Executive Officers of the Company are related (as first cousins or closer) by blood, marriage or adoption.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers to file with the Securities and Exchange Commission reports of ownership and changes in ownership of the Company's Common Stock, and the Company is required to identify any of those persons who fail to file such reports on a timely basis. To the Company's knowledge, all such persons filed in a timely manner all such reports for fiscal year 2001.

ITEM 11:  EXECUTIVE COMPENSATION.

The following table sets forth certain information regarding compensation earned or awarded to the Company's executive officers during the Company's last three completed fiscal years ended September 30, 2001, 2000 and 1999. No other executive officer of the Company received compensation in excess of $100,000 during each of the three years ended September 30, 2001.

                                                       Long-Term
                                                     Compensation
                                                     ------------
                               Annual Compensation    Securities      (1)
                            ------------------------  Underlying   All Other
Name and Principal Position  Year   Salary   Bonus    Options(#)  Compensation
--------------------------- ------ -------- -------- ------------ ------------

James A. Arias, President    2001  $107,550 $     -     25,000       $  1,500
  and Chief Executive        2000    98,900  100,000        -           1,500
  Officer(2)                 1999    93,000    4,000        -           1,500

Bill E. Hooten, Executive    2001   100,800       -         -              -
   Vice President(3)         2000   120,000       -         -              -
                             1999   120,000       -         -              -

-----------------------------

(1) Amounts indicated represent contributions by Realco to its 401(k) Profit Sharing Plan on behalf of the named individuals.

(2) The Company pays Mr. Arias a monthly base salary, which increases annually at the rate of 6% per annum as a cost of living adjustment. In addition, Mr. Arias is to be paid an allowable bonus equal to 10% of pre-tax earnings in excess of $400,000 during any fiscal year. Mr. Arias received a non-cash bonus of $100,000 which was accrued by Financial Services Group, Inc. prior to the acquisition of this company in 2000. Such accrued bonus was satisfied with certain assets of Financial Services Group, Inc. which existed at the date of acquisition, thereby resulting in no expense or negative cash flow to the Company.

(3) Mr. Hooten resigned as Executive Vice President in December 2000, but continues to serve the Company's residential construction operations. Phyllis S. Hooten, the wife of Bill E. Hooten, is employed by the Company as an interior designer. She has been paid $9,000 per year during the fiscal years ended 2001, 2000 and 1999. None of this compensation paid or furnished to Mrs. Hooten is included in the totals of the compensation paid to Mr. Hooten.

OPTION GRANTS
-------------

During 2001 the Company granted certain of its directors and executive officers options under its Key Employee Incentive Stock Option Plan as follows:

                    Option/SAR Grants in Last Fiscal Year
-----------------------------------------------------------------------------
                             Individual grants
-----------------------------------------------------------------------------
                       Number of    Percent of Total
                      Securities      Options/SARs     Exercise
                      Underlying       Granted to       or Base
                      Option/SARs     Employees in      Price     Expiration
      Name            Granted(#)      Fiscal Year       ($/Sh)       Date
-------------------   -----------   ----------------   --------   ----------

James A. Arias             25,000                38%     $ 3.00     02/21/06

              Option/SAR Grants in Last Fiscal Year (continued)
-----------------------------------------------------------------------------


                                                            Grant Date
                                                          Present Value *
-----------------------------------------------------------------------------
James A. Arias                                               $ 34,750

--------------

* The fair value of the option grant is estimated on the date of the grant using the Black-Scholes option pricing model, with the following weighted average assumptions: dividend yield rate of zero, expected volatility of 66%, risk free interest rate of 5% and an expected life of five years.

OPTION EXERCISES AND YEAR END VALUES
------------------------------------

The table below sets forth, certain information regarding the value of options held by certain Directors and Executive Officers at September 30, 2001. There were no options exercised by the Directors or Executive Officers during the fiscal year ended September 30, 2001.

                   Aggregated Option Fiscal Year End Values
-----------------------------------------------------------------------------
                         Number of Securities         Value of Unexercised
                        Underlying Unexercised            In-the-Money
                            Options/SARs at             Options/SARs at
                          September 30, 2001           September 30, 2001
                      --------------------------   --------------------------
     Name             Exercisable  Unexercisable   Exercisable  Unexercisable
-------------------   -----------  -------------   -----------  -------------

James A. Arias                 -          25,000       $    -         $    -


EMPLOYMENT AGREEMENTS
---------------------

In connection with the Company's acquisition of ESI, the Company entered into three-year employment agreements with each of Messrs. Zipkin and Adams. The agreements provide that each will receive an annual salary of $150,000 per year. If the Company terminates either Mr. Zipkin or Mr. Adams without "cause" (as defined in their employment agreements), or if either Mr. Zipkin or Mr. Adams terminates his employment for "good reason" (as defined in their employment agreements), then such person shall receive severance payments equal to his base salary for the remainder of the term of his employment agreement and will also be entitled to continue his medical insurance coverage for himself and his family at the Company's expense.

COMPENSATION OF DIRECTORS
-------------------------

Directors are not currently paid a fee or other compensation for serving as Directors. However, the Company reimburses each Director for all out of pocket expenses incurred to attend meetings and grants them options to purchase Company common stock from time to time under its 1997 Key Employee Incentive Stock Option Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
-----------------------------------------------------------

Other than Mr. Arias, none of the members of the Compensation Committee has been an officer or employee of the Company and there are no interlocking relationships between our compensation committee or executive officers and the board of directors, compensation committee or the executive officers of any other company. Mr. Arias, the only executive officer of the Company who serves on the Compensation Committee, abstains from voting on compensation matters affecting his compensation.

PRICE PERFORMANCE GRAPH
-----------------------

The following graph compares the total cumulative return of the Company's Common Stock with the S&P SmallCap 600 Index, the S&P Services (Commercial and Consumer) Index and the S&P Homebuilding Index. The total cumulative return for each period is based on the investment of $100 on September 30, 1996, assuming compounded daily returns and the reinvestment of all dividends.

   [The following table was represented by a graph in the printed material]

                                                 S&P Services
                           Company      S&P       (Commercial       S&P
                           Common     SmallCap   and Consumer)  Homebuilding
                            Stock    600 Index      Index          Index
                           -------   ---------   ------------   ------------

  September 30, 1996           100         100            100            100
  September 30, 1997           103         137            116            149
  September 30, 1998            56         116            100            167
  September 30, 1999            65         136             94            141
  September 30, 2000            45         169             68            177
  September 30, 2001            57         171             84            180

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of Realco's Voting Shares as of January 8, 2002 by (a) each person known to Realco to beneficially own more than five percent (5%) of the Voting Shares, (b) each director of Realco, (c) each named executive officer in Item 11
(d) all directors, nominees and executive officers of Realco as a group.

Except as otherwise indicated below, to the knowledge of Realco, each shareholder has sole voting and investment power over the shares beneficially owned, except to the extent authority is shared by spouses under applicable law.

                                            Number of Shares
                                              Beneficially       Percent of
          Name and Address                      Owned (1)       Voting Shares
----------------------------------------    ----------------    -------------

Laurence S. Zipkin                              1,235,222           25.0%
701 Xenia Ave. S, Suite 130
Minneapolis, Minnesota 55416

Edward S. Adams                                   456,428            9.4%
701 Xenia Ave. S, Suite 130
Minneapolis, Minnesota 55416

Bill E. Hooten                                    429,704            8.9%
1650 University Blvd. NE, Suite 5-100
Albuquerque, New Mexico 87102

Joseph Zerger Revocable Trust                     340,000            7.0%
1550 East Oakland Blvd.
Fort Lauderdale, FL 33334

James A. Arias                                    239,200            4.9%
Brad J. Buscher                                         0              *
Martin S. Orland                                   26,650              *
Gregory E. Spitzer                                      0              *
Alan Woinski                                            0              *

All directors and executive
  officers as a group (7 persons)               1,957,500           39.3%

----------------------
*  Less than 1%

(1) Includes the following number of shares that could be purchased under stock options or warrants exercisable within 60 days of January 8, 2002: Mr. Zipkin, 95,000 shares; Mr. Arias, 25,000 shares; Mr. Orland, 25,000 shares; and all directors, nominees and executive officers as a group, 145,000 shares.

(2) Includes 337,871 shares held in a revocable trust of which he and his wife are trustees and 91,833 shares held in an individual retirement account.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In 2000, the Independent Directors of the Company approved an arrangement whereby Mr. Bill E. Hooten was permitted to build up to ten speculative homes personally in conjunction with Charter, the Company's residential construction subsidiary. Such homes were constructed and marketed as Charter homes under a fee arrangement providing for Charter to receive 5% of direct construction costs as a construction management fee and 1% as warranty reserve. Additionally, the Company retains sales commissions on such homes.

While the Company foregoes its normal gross profit on homes under this arrangement, as offset by the aforementioned fees, this program was deemed to be in the Company's best interests due to existing debt reduction requirements on certain lot inventory and lot purchase commitments, which may not be met based upon the Company's current levels of construction activity. This arrangement allows the Company to better meet such takedown requirements without assuming the additional risk associated with committing additional working capital to speculative homes. As a result of this arrangement, revenues of $145,000 and $191,000 were recognized by the Company for the years ended September 30, 2001 and 2000, respectively, which consisted of sales of developed lots and fees revenue.

ESI owes Laurence S. Zipkin $400,000 under subordinated loan agreements for working capital advances. This amount consists of a $200,000 subordinated note bearing interest at 10% due June 30, 2002 and a $200,000 subordinated note bearing interest at 8% due November 30, 2002.

Any future transactions with officers, directors or 5% beneficial shareholders are intended to be on terms no less favorable to the Company or its affiliates than could be obtained from unaffiliated third parties and will be approved by a majority of the independent outside members of the Company's Board of Directors who do not have an interest in the transaction.

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

     (3) The following exhibits are filed as part of or incorporated by reference into this report:


EXHIBIT
NUMBER             DESCRIPTION OF EXHIBIT
-------      -----------------------------------------------------------

 2.1 Agreement and Plan of Merger dated as of February 28, 2001, among Equity Securities Investments, Inc., Realco, Inc., and ESI Acquisition Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Form 8K/A filed on March 16, 2001)

 3.1 Articles of Incorporation, as amended (incorporated by reference to Exhibits 3.1, 3.2 and 3.3 to the Company's Registration Statement on Form S-B2 (Registration Statement No. 33-98740-D))

 3.2 Certificate of Designation of Relative Rights and Preferences of Series "D" Preferred Shares of Realco, Inc. (incorporated by reference to
         Exhibit 4.1 to the Company's Form 8K/A filed on March 16, 2001)

 3.3 Bylaws, as amended (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-B2 (Registration Statement No. 33-98740-D))

 4.1 Form of Warrant Agreement (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-B2 (Registration Statement No. 33-98740-D))

 4.2 Form of Indenture associated with 9.5% Subordinated Promissory Notes Due December 15, 2003 (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-B2 (Registration Statement No. 33-98740-D))

10.1 * Realco, Inc. 1997 Employee Incentive Stock Plan, as amended (incorporated by reference to Exhibit 99 to the Company's Schedule 14A, Preliminary Proxy Materials, filed on August 13, 2001)

10.2 * Employment Agreement dated February 28, 2001, between the Company and Laurence S. Zipkin (filed herewith)

10.3 * Employment Agreement dated February 28, 2001, between the Company and Edward S. Adams (filed herewith)

21.1     Subsidiaries of the Registrant (filed herewith)


*   Management contract or compensatory plan.


(b)  Reports on Form 8-K:

     The Registrant filed Form 8-K dated August 28, 2001 during the quarter ended September 30, 2001 reporting matters under Item 5, Other Events, and including restated consolidated financial statements of the Company reflecting the sale of the Company's residential real estate brokerage operations.

(c)  The  exhibits  listed  under  Item  14 (a) (3)  are  filed   herewith  or
     incorporated by reference.

(d)  Financial statement schedules:

     (1) The financial statement schedule listed under Item 14(a)(3) is filed herewith.

Schedule II - Valuation and Qualifying Accounts:

                                         (Dollars in thousands)

                            Balance at
                            beginning   Charged to                Balance at
                             of year      expense    Deductions   end of year
                           -----------  -----------  -----------  -----------


Year ended September 30, 2001:

  Allowance for doubtful
    accounts                  $     63     $    176     $    102     $    137
  Construction inventory
    impairment                      65           -            65           -


Year ended September 30, 2000:

  Allowance for doubtful
    accounts                  $     25     $     46     $      8     $     63
  Construction inventory
    impairment                     180           -           115           65


Year ended September 30, 1999:

  Allowance for doubtful
    accounts                  $     25     $     54     $     54     $     25
  Construction inventory
    impairment                     270           -            90          180

SIGNATURES:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     REALCO, INC.

     Date: January 10, 2002         By: /s/ JAMES A. ARIAS
                                     ----------------------------------
                                     James A. Arias, President and
                                       Chief Executive Officer
                                       (Principal Executive and
                                       Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                       Title                    Date
------------------------   ----------------------------  -----------------

/s/ JAMES A. ARIAS         President, Chief Executive    January 10, 2002
-----------------------      Officer and Director
    James A. Arias


/s/ LAURENCE S. ZIPKIN     Chairman of the Board and     January 10, 2002
-----------------------      Vice President
    Laurence S. Zipkin


/s/ EDWARD S. ADAMS        Vice President and Director   January 10, 2002
-----------------------
    Edward S. Adams


/s/ MARTIN S. ORLAND       Director                      January 10, 2002
-----------------------
    Martin S. Orland


/s/ ALAN R. WOINSKI        Director                      January 10, 2002
-----------------------
    Alan R. Woinski


                           Director                      January 10, 2002
-----------------------
    Brad Buscher


/s/ GREGORY E. SPITZER     Director                      January 10, 2002
-----------------------
    Gregory E. Spitzer