Form 10-Q
period 2001-12-31
REALCO INC /NM/
filed 2002-02-19
CIK 82409

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________________ to _____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes _X_ No ___

As of February 12, 2002 the Company had approximately 4,841,000 shares outstanding of its no par value common stock, the Company's only class of common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          REALCO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                          December 31,
                                                             2001          September 30,
                                                          (unaudited)          2001
                                                          ------------     ------------
ASSETS
  Cash and cash equivalents                               $      2,103     $      3,547
  Restricted cash                                                  349              481
  Available for sale securities                                    244              307
  Securities owned                                                 208              443
  Accounts and notes receivable, net                             2,976            1,060
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                               16               12
  Inventories                                                    9,805           10,835
  Property & equipment - at cost, net                              535              580
  Investments - equity method                                      544              472
  Goodwill                                                       1,637            1,637
  Other assets                                                   1,085            1,083
                                                          ------------     ------------
                                                          $     19,502     $     20,457
                                                          ============     ============
LIABILITIES
  Notes payable                                           $      2,921     $      3,740
  Construction advances and notes payable,
    collateralized by inventories                                4,101            4,593
  Accounts payable and accrued liabilities                       3,694            3,410
  Billings in excess of cost and estimated
    earnings on uncompleted contracts                              111               41
  Escrow funds held for others                                     349              481
                                                          ------------     ------------
            Total liabilities                                   11,176           12,265

STOCKHOLDERS' EQUITY
  Preferred stock - authorized, 500,000
    shares Series D - issued and outstanding,
    none and 484,000 shares, stated at
    liquidation value                                               --            2,087
  Common stock - no par value; authorized,
    50,000,000 shares; issued 4,840,642 and
    3,388,642 shares                                            13,165           11,078
  Accumulated deficit                                           (4,937)          (5,109)
  Accumulated other comprehensive income                           100              138
                                                          ------------     ------------
                                                                 8,328            8,194
      Less 700 shares common stock held
        in treasury - at cost                                        2                2
                                                          ------------     ------------
                                                                 8,326            8,192
                                                          ------------     ------------
                                                          $     19,502     $     20,457
                                                          ============     ============


                             See accompanying notes.

                          REALCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         Three months ended December 31,
                (Dollars in thousands, except per share amounts)

                                                                   (unaudited)
                                                               2001           2000
                                                            ----------     ----------
REVENUES
  Real estate brokerage commissions and fees                $      178     $      723
  Securities brokerage commissions and fees                      1,779             --
  Construction sales                                             6,649          4,685
  Sales of developed lots                                          738            294
  Equity in net earnings of investees                               71             81
  Interest and other, net                                          179             23
                                                            ----------     ----------
                                                                 9,594          5,806
COSTS AND EXPENSES
  Cost of real estate brokerage revenue                             89            468
  Cost of securities brokerage revenue                           1,490             --
  Cost of construction sales                                     5,632          4,147
  Cost of developed lots sold                                      570            240
  Selling, general, administrative and other                     1,372            790
  Depreciation and amortization                                    128             66
  Interest                                                         116            175
                                                            ----------     ----------
                                                                 9,397          5,886
                                                            ----------     ----------
    Earnings (loss) from continuing operations
      before income taxes                                          197            (80)

INCOME TAX EXPENSE                                                  25            299
                                                            ----------     ----------
    EARNINGS (LOSS) FROM CONTINUING OPERATIONS                     172           (379)

DISCONTINUED OPERATIONS
  Loss from discontinued operations, net of
    income taxes                                                    --           (494)
                                                            ----------     ----------
NET EARNINGS (LOSS)                                                172           (873)

PREFERRED STOCK DIVIDEND REQUIREMENT
  (NEGATIVE RETURN) - NET                                         (154)        (2,180)
                                                            ----------     ----------
NET EARNINGS APPLICABLE TO COMMON SHARES                    $      326     $    1,307
                                                            ==========     ==========
EARNINGS (LOSS) PER COMMON SHARE
  Earnings per common share from continuing
    operations - basic                                      $      .08     $      .61
                                                            ==========     ==========
  Net earnings per common share - basic                     $      .08     $      .44
                                                            ==========     ==========
  Earnings (loss) per common share from
    continuing operations - diluted                         $      .04     $     (.11)
                                                            ==========     ==========
  Net earnings (loss) per common share - diluted            $      .04     $     (.26)
                                                            ==========     ==========


                             See accompanying notes.

                          REALCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         Three months ended December 31,
                             (Dollars in thousands)

                                                                  (unaudited)
                                                               2001           2000
                                                            ----------     ----------
Cash flows from operating activities
  Earnings (loss) from continuing operations                $      172     $     (379)
  Adjustments to reconcile net earnings (loss)
   from continuing operations to net cash
   provided by continuing operations
    Depreciation and amortization                                  128             66
    Accretion of discount on notes payable                           8             25
    Net distributions in excess of earnings of
     investees (earnings in excess of distributions)               (72)            38
    Provision for deferred income taxes                             25            299
    Realized loss on available for sale securities                  --             34
    Change in operating assets and liabilities, net
     of effects from business acquisitions and
     discontinued operations
      Decrease in restricted cash                                  132             38
      Decrease in securities owned                                 235             --
      (Increase) decrease in receivables                        (1,916)           756
      Decrease in inventories                                    1,030            864
      Change in net billings related to costs and
       estimated earnings on uncompleted contracts                  66           (337)
      Increase in other assets                                     (58)          (111)
      Decrease in escrow funds held for others                    (132)           (38)
      Increase (decrease) in accounts payable and
       accrued liabilities                                         484           (422)
                                                            ----------     ----------
         Net cash provided by continuing operations                102            833
  Net cash used in discontinued operations                          --           (350)
                                                            ----------     ----------
         Net cash provided by operating activities                 102            483
Cash flows from investing activities
  Purchases of property and equipment                              (27)          (104)
  Receipts on notes receivable                                      --             35
  Purchase of available for sale securities                         --            (38)
  Proceeds from available for sale securities                       --             59
                                                            ----------     ----------
         Net cash used in investing activities                     (27)           (48)
Cash flows from financing activities
  Construction advances and notes, net                            (492)          (781)
  Proceeds from borrowings under revolving and
   long term debt                                                   --            900
  Payments on capital lease obligations and
   long term debt                                               (1,027)          (882)
                                                            ----------     ----------
         Net cash used in financing activities                  (1,519)          (763)
                                                            ----------     ----------
    NET DECREASE IN CASH AND CASH EQUIVALENTS                   (1,444)          (328)
Cash and cash equivalents at beginning of period                 3,547          1,876
                                                            ----------     ----------
Cash and cash equivalents at end of period                  $    2,103     $    1,548
                                                            ==========     ==========


                             See accompanying notes.

                          REALCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Realco, Inc. and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. For further information refer to the financial statements and footnotes included in the company's annual report on Form 10-K for the year ended September 30, 2001.

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

2. Earnings (Loss) Per Common Share:

Earnings (loss) per common share is calculated based on the weighted average number of shares outstanding during the year. Stock options and warrants are antidilutive for all periods presented.

                             REALCO, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   December 31, 2001


The following shows the amounts used in computing earnings (loss) per common share for the three months ended December 31:

                                                      2001             2000
                                                  ------------     ------------

    Earnings (loss) from continuing operations    $    172,000     $   (379,000)
    Preferred stock - negative return                  154,000        2,180,000
                                                  ------------     ------------
    Earnings (loss) from continuing operations
      applicable to common shares used for
      basic earnings per share                         326,000        1,801,000

    Effect of dilutive convertible preferred
      stock - negative return                         (154,000)      (2,180,000)
                                                  ------------     ------------
    Earnings (loss) from continuing operations
      applicable to common shares used for
      diluted earnings per share                  $    172,000     $   (379,000)
                                                  ============     ============
    Weighted average number of common shares
      outstanding used for basic earnings
      per share                                      3,892,985        2,964,308
    Effect of dilutive convertible preferred
      stock                                            946,957          424,394
                                                  ------------     ------------
    Weighted average number of common shares
      outstanding used for diluted earnings
      per share                                      4,839,942        3,388,702
                                                  ============     ============

3. Debt:

At December 31, 2001, the Company was in violation of the minimum net worth covenant relating to its subordinated sinking fund notes with a principal balance of $2,550,000. Therefore, the trustee or noteholders have the right to deliver a Notice of Default to the Company. If Notice of Default is delivered and the violation is not cured within 30 days, the notes may be declared due and payable immediately. At December 31, 2001, the Company would be required to raise capital of more than $310,000 to cure this default.

The Company has continued to make the scheduled debt service payments on the subordinated sinking fund notes. Management believes if these obligations were declared immediately due and payable the Company's cash position and working capital would be adversely affected but the Company would be able to satisfy the obligations and maintain adequate working capital for the Company's operations for a reasonable period of time.

                          REALCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                December 31, 2001


4. Other Comprehensive Earnings (Loss):

Total comprehensive earnings (loss) for the quarters ended December 31, 2001 and 2000 was $134,000 and $(1,322,000), respectively.

5. Stockholders' Equity:

During the quarter ended December 31, 2000, all the then outstanding preferred stock of the Company was converted into 464,804 shares of common stock. The excess carrying value of the preferred stock, including cumulative undeclared dividends, over the fair value of the common stock given was approximately $2,180,000, which is reflected as a negative return on preferred stock for determining earnings applicable to common shares in the statement of operations for the quarter ended December 31, 2000.

On December 20, 2001, the Company issued 1,452,000 shares of its Common Stock upon the conversion of 484,000 shares of its Series "D" Preferred Stock. The Series "D" Preferred Stock was issued on March 1, 2001, pursuant to the terms of a merger in which the Company acquired Equity Securities Investments, Inc. ("ESI"). The Series "D" Preferred Stock was not initially convertible into Common Stock. However, the terms of the Series "D" Preferred Stock provided that each share would automatically be converted into three shares of Common Stock if the shareholders of the Company approved such conversion, and that the conversion, if approved, would occur automatically on the twenty-first (21st) day following the date on which the shareholders approved the conversion. The Company agreed in the merger agreement to ask its shareholders to approve the conversion and, at the Annual Meeting of Shareholders of the Company held on November 29, 2001, the shareholders voted upon and approved the conversion of the Series "D" Preferred Stock into Common Stock. In connection with this conversion, Preferred Stock dividends in arrears of $211,000 at the date of conversion were waived by the shareholders. The elimination of these dividends, net of dividends incurred during the quarter ended December 31, 2001 is reflected as a negative return on preferred stock for determining earnings applicable to common shares in the statement of operations.

6. Segment Information:

The Company operates in the following segments: commercial real estate broker, residential construction and land development, commercial construction, and financial services. Information concerning the Company's business segments for the quarter ended December 31 is as follows:

                          REALCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                December 31, 2001


                                                   2001            2000
                                               ------------    ------------
      Revenues
        Commercial real estate broker          $    178,000    $    723,000
        Residential construction and
          land development                        6,535,000       3,609,000
        Commercial construction                     851,000       1,370,000
        Financial services                        1,929,000          36,000
        Interest and other
          Sales to unaffiliated customers           101,000          68,000
          Intersegment sales                         65,000         191,000
          Eliminations                              (65,000)       (191,000)
                                               ------------    ------------
              Total                            $  9,594,000    $  5,806,000
                                               ============    ============
      Earnings (loss) from continuing
        operations before taxes
          Commercial real estate broker        $   (159,000)   $     17,000
          Residential construction
            and land development                    685,000          71,000
          Commercial construction                    31,000           6,000
          Financial services                       (360,000)        (68,000)
          Unallocated general corporate
            expenses                                     --        (106,000)
                                               ------------    ------------
        Earnings (loss) from continuing
          operations before taxes              $    197,000    $    (80,000)
                                               ============    ============

7. Income Taxes:

For the quarters ended December 31, 2001 and 2000, the Company's effective income tax rate differed from the federal statutory rate due to changes in the valuation allowance for deferred tax assets.

8. New Accounting Pronouncements:

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". These standards prohibit the application of the pooling of interests method of accounting for business combinations effective June 30, 2001 and require companies to stop amortizing existing goodwill and intangible assets with indefinite lives. Under the new rules, companies would only adjust the carrying amount of goodwill or indefinite life intangible assets upon an impairment of the goodwill or indefinite life intangible assets. The Company adopted these standards effective October 1, 2001 and as such, has not recorded any amortization of goodwill during the quarter ended December 31, 2001.

                          REALCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                December 31, 2001


Initial adoption of these standards will require that the first step of a goodwill impairment test be completed by March 31, 2002 and that if the carrying amount of the net assets of a reporting unit (including goodwill) exceeds the fair value of that reporting unit, the second step of the transitional goodwill impairment test must be completed as soon as possible, but no later than September 30, 2002. The effect, if any, these impairment tests will have on the Company's financial position or results of operations is not yet known.

The following reconciles reported net earnings (loss) and related per share amounts to amounts that would have been presented exclusive of amortization expense recognized for goodwill that is no longer being amortized:

                                                     Three months ended
                                                      December 31, 2000
                                                     ------------------

      Net loss                                       $         (873,000)
      Goodwill amortization                                      44,000
                                                     ------------------
            Adjusted net loss                        $         (829,000)
                                                     ==================
      Net earnings per share - basic
        Reported net earnings                        $              .44
        Goodwill amortization                                       .02
                                                     ------------------
            Adjusted net earnings                    $              .46
                                                     ==================
      Net loss per share - diluted
        Reported net loss                            $             (.26)
        Goodwill amortization                                       .02
                                                     ------------------
            Adjusted net loss                        $             (.24)
                                                     ==================

SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", (SFAS 144) is effective for the Company for the fiscal year beginning October 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company estimates that the new standard will not have a material effect on its financial statements but is still in the evaluation process.

                          REALCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                December 31, 2001


9. Contingencies:

In connection with the Company's disposition of its residential brokerage operations, a leased office facility is no longer being used for operating purposes. This facility is sublet under an agreement expiring in May 2002, which provides for rental payments based upon a percentage of tenant revenues.

In connection with the disposition, the Company recorded an estimated loss relating to its remaining costs in the facility, including leasehold improvements and remaining rental payments, reduced by sublease income. Sublease income has been estimated based on the existing sublease and on management's estimate of probable future sublease income which is predicated on current economic conditions. Adverse changes in economic conditions could negatively affect management's estimate of probable future sublease income which could result in the Company recognizing additional losses on this facility.

In December 2001, the Company was named as a defendant in a lawsuit in the District Court for Hennepin County, Minnesota. The plaintiffs are certain institutional and individual customers of Miller & Schroeder Financial, Inc.
(MSF), a broker-dealer. The lawsuit was commenced against MSF, Miller & Schroeder, Inc. (MSI), the parent corporation of MSF, and certain officers, directors, and shareholders of MSI who are alleged to be controlling persons of MSI and MSF. The Company is a shareholder of MSI. James A. Arias, the Company's Chief Executive Officer, is also named as a defendant. Mr. Arias served as a director of MSI during the period covered by the plaintiffs' complaint. The plaintiffs, on their own behalf and on behalf of a class of investors they seek to represent, are seeking rescission or compensatory damages with respect to debentures issued by United Homes, Inc. and purchased by the plaintiffs from or through MSF. The plaintiffs assert numerous claims against MSF and the other defendants, including claims based on negligence, negligent misrepresentation, common law fraud, and violations of the Minnesota Securities Act, the Minnesota Consumer Fraud Act, the U.S. Securities Act of 1933, and the Minnesota Uniform Fraudulent Transfer Act. In January 2002, the Company and Mr. Arias filed a motion to dismiss the lawsuit with respect to them. The hearing on the motion is scheduled for March 2002. If they are not dismissed from the lawsuit, the Company and Mr. Arias intend to defend the lawsuit vigorously. At present, the Company is unable to predict the outcome of this litigation or any exposure to loss.

                          REALCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                December 31, 2001


10. Discontinued Operations:

On June 2, 2001, the Company sold its residential real estate brokerage operations. Certain information with respect to the discontinued operations of the Company's residential real estate brokerage is as follows:

                                                     Three months ended
                                                      December 31, 2000
                                                     ------------------

      Revenues                                       $        6,043,000
                                                     ==================

      Loss from discontinued operations              $         (494,000)
                                                     ==================

      Loss per common share from dis-
        continued operations - basic                 $             (.17)
                                                     ==================

      Loss per common share from dis-
        continued operations - diluted               $             (.15)
                                                     ==================

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

   For the Quarter Ended December 31, 2001

   The Company experienced pre-tax earnings of $197,000 from continuing operations for the quarter ended December 31, 2001 compared to a pre-tax loss of $80,000 for the same period in fiscal 2001. The primary component of current quarter pre-tax earnings is $716,000 in pre-tax earnings from the construction and land development segments.

   Total revenues increased $3,788,000 or 65% for the quarter ended December 31, 2001 compared to revenues for the same period in fiscal 2001. Construction sales increased $2,407,000 or 48%, which was offset partially by a decrease in brokerage commissions and fees of $545,000 or 75%. Financial services revenues increased to $1,893,000, the primary component for the increase was brokerage commissions and fees derived from the March 1, 2001 acquisition of Equity Securities Investments, Inc. (ESI), the Company's securities brokerage subsidiary. Gross profits on commissions, construction and lot sales increased $716,000 or 85% compared to the same period in fiscal 2001. An increase in selling, general and administrative expenses and depreciation expense of $644,000 or 75% also affected comparability between the periods. This increase is primarily attributable to selling, general and administrative expenses of $430,000 of ESI and increase of $170,000 of corporate expense primarily attributable to executive compensation of additional corporate officers and increased insurance costs.

   INCOME TAXES

   The Company's effective income tax rate for the periods ended December 31, 2001 and 2000 differs from the federal statutory rate due to changes in the valuation allowance for deferred tax assets.


RESULTS OF OPERATIONS BY SEGMENT
--------------------------------

Commercial Real Estate Brokerage Segment:

The commercial real estate brokerage segment consists of First Commercial Real Estate Services, Inc. (First Commercial).

   For the Quarter Ended December 31, 2001

   A pre-tax loss of $159,000 was recognized in the quarter ended December 31, 2001 as compared to pre-tax earnings of $17,000 in the same period in fiscal 2001. The current period loss is the result of a $545,000 or 75% decline in brokerage commissions to $178,000 and the corresponding $166,000 or 65% decline in company dollar to $89,000. These declines are typical of a small commercial real estate brokerage, as timing of significant closings can affect comparability between periods. Selling, general and administrative expenses declined $19,000 or 8% in the quarter ended December 31, 2001 as compared to the same period in fiscal 2001.

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

Profits on lots sold to Charter, either directly, by a subsidiary or by a joint venture, are eliminated in consolidation of this segment until the lot is removed from Charter's inventory. Such profits totaled $75,000 for the quarter ended December 31, 2001.

   For the Quarter Ended December 31, 2001

   This segment experienced an increase in pre-tax earnings of $614,000 to $685,000 for the quarter ended December 31, 2001. Overall profitability increased 865%, as a result of substantially larger sales and gross profits, reduced operating expenses, equity earnings of investees and increased construction management fees.

   Residential construction sales increased $2,481,000 or 75% to $5,797,000 in the quarter ended December 31, 2001. This increase in revenues is the backlog effect of contracts booked during fiscal 2001 and delivered in fiscal 2002, as the construction period for homes is approximately 120 days.

   Gross profits on residential construction sales increased $441,000 or 125% to $795,000 for the quarter ended December 31, 2001. Such increase outpaced the increase in sales due to profit margins increasing from 10.7% in the quarter ended December 31, 2000 to 13.7% in the quarter ended December 31, 2001. This increase is the result of an increase in delivery of homes, improved gross margins, and fewer sales of older speculative homes and model homes at lesser discounts.

   The Company's ownership and management of a joint venture in a large subdivision also contributes to the increase in residential construction sales. As operations are conducted in a joint venture, equity earnings are recognized from the operations, as opposed to recognizing gross results of operations. Sales from this venture totaled $1,101,000 for the quarter ended December 31, 2001 and resulted in equity earnings of $47,000 as compared to sales for the same period in fiscal 2001 which totaled $1,020,000 and equity earnings of $19,000. The gain as compared to the prior period is attributable primarily to the fact that gross margins improved from 7% in the same period in fiscal 2001 to 10.85% in the quarter ended December 31, 2001.

   Lot sales increased $444,000 or 151% to $738,000 in the quarter ended December 31, 2001. This increase is directly related to the aforementioned increase in construction sales. Gross profits on lot sales increased $114,000 or 211% to $168,000. Such increase is attributable to the increase in sales, which resulted in delivery of homes, which included intercompany sales of lots, gains on which are recognized upon the completion of sales to third parties.

   Other significant items affecting operating results include selling, general and administrative expenses, which increased $20,000 or 7% to $305,000 in the quarter ended December 31, 2001 and interest expense, which decreased $58,000 or 44% to $73,000 in the quarter ended December 31, 2001 due to principal reductions and lower bank borrowings.

Commercial Construction Segment:

Commercial construction operations are conducted by Realco Construction, Inc. (Realco Construction), an Albuquerque based general contractor. Additionally, the Company has commenced operations in California under a joint venture arrangement.

   For the Quarter Ended December 31, 2001

   Operating results for the quarter ended December 31, 2001 resulted in pre-tax earnings of $31,000 as compared to $6,000 in the same period in fiscal 2001. This improvement in operating results was largely attributable to stable overhead costs and improved gross margins which is the result of improved cost controls.

   Sales decreased 38% to $851,000; however, gross profits increased 21% to $222,000 in the quarter ended December 31, 2001. The decline in revenues is the result of timing of significant projects between the periods, while the increase in gross profits is primarily attributable to a change in estimated completion costs on several projects which recently concluded.

Financial Services Segment:

The financial services segment consists primarily of the operations of the parent company, ESI, and PHS, Inc. (PHS).

ESI, a Minneapolis, Minnesota based broker and dealer in securities, was acquired effective March 1, 2001 through the issuance of 484,000 shares of Series D preferred stock. On December 20, 2001, the holders of the 484,000 shares of series D preferred stock exchanged their shares under the terms of the conversion provision of the stock, into 1,452,000 common stock of the Company. See Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS section for a more detailed description of the transaction. This acquisition is a key component of the Company's plan to expand its financial services operations. The Company is currently identifying and evaluating other growth opportunities to complement this segment.

In addition to financial services performed directly by the Company, operations also include the Company's share of earnings from its 49.99% equity interest in PHS Mortgage Company, a full service residential mortgage banker.

   For the Quarter Ended December 31, 2001

   The Financial Services segment realized a pre-tax loss of $360,000 for the quarter ended December 31, 2001 as compared to a pre-tax loss of $68,000 in the same period in fiscal 2001. The primary cause for the increased loss is increased executive payroll, increased general liability and health insurance costs, reduced residential mortgage fees and reduction of gains on securities held for sale. Other significant items affecting operating results are discussed below.

   ESI's operations, which were acquired effective March 1, 2001, resulted in a pre-tax loss of $50,000 in the quarter ended December 31, 2001 which results were not included in the Company's financial statements for the same period in fiscal 2001. Commissions earned were $1,179,000 and gross profits on commissions totaled $289,000 in addition to interest income of $111,000 and operating expenses totaled $450,000 resulting in an operating loss for the quarter ended December 31, 2001 of $50,000. Management is in the process of expanding these operations and is currently incurring costs to accommodate growth initiatives, such as facilities relocation costs and broker recruiting costs. This operation is expected to be profitable in the near term.

   Net equity earnings recognized from PHS Mortgage Company were $25,000, as compared to $64,000 in the same period in fiscal 2001. In the past, this equity method investee received the majority of its business from the Company's residential real estate brokerage operations which were sold in June 2001. Management is attempting to maintain the referral relationship with the sales agents, however the buyers of these operations also promote mortgage services. Additionally, management is planning to promote the operations of PHS to other residential real estate brokerage firms. There can be no assurance that these efforts will be successful. In the event new sources of business cannot be secured, this equity investee will no longer contribute earnings to the Company.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At December 31, 2001, the Company was in violation of the minimum net worth covenant relating to its subordinated sinking fund notes with a principal balance of $2,550,000. Therefore, the Trustee or Noteholders have the right to deliver a Notice of Default to the Company. If Notice of Default is delivered and the violation is not cured within thirty days, the notes may be declared due and payable immediately. To cure this default, the Company would be required to raise capital of more than $310,000.

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

The real estate and financial services industries, and therefore, the Company's operations, can be cyclical and are affected by consumer confidence levels, prevailing economic conditions and interest rates. Other factors effecting business include increases in construction costs, increases in costs associated with home ownership such as interest rates, property taxes, and changes in consumer preferences and demographic trends.


FORWARD LOOKING STATEMENTS
--------------------------

Investors are cautioned that certain statements contained in this document are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). Statements which are predictive in nature, which depend upon or refer to future events or conditions constitute forward-looking statements. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, assumptions, and economic and market conditions in the real estate and financial services industry, among other things.

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


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes in the sources and effects of the Company's market risk since September 30, 2001.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In December 2001, the Company was named as a defendant in a lawsuit in the District Court for Hennepin County, Minnesota. The plaintiffs are certain institutional and individual customers of Miller & Schroeder Financial, Inc., a broker-dealer ("MSF"). The lawsuit was commenced against MSF, Miller & Schroeder, Inc., the parent corporation of MSF ("MSI"), and certain officers, directors and shareholders of MSI who are alleged to be controlling persons of MSI and MSF. The Company is a shareholder of MSI. James A. Arias, the Company's Chief Executive Officer, is also named as a defendant. Mr. Arias served as a director of MSI during the period covered by the plaintiff's complaint. The plaintiffs, on their own behalf and on behalf of a class of investors they seek to represent, are seeking rescission or compensatory damages with respect to debentures issued by United Homes, Inc. and purchased by the plaintiffs from or through MSF. The plaintiffs assert numerous claims against MSF and the other defendants including claims based on negligence, negligent misrepresentation, common law fraud, and violations of the Minnesota Securities Act, the Minnesota Consumer Fraud Act, the U.S. Securities Act of 1933, and the Minnesota Uniform Fraudulent Transfer Act. In January 2002, the Company and Mr. Arias filed a motion to dismiss the lawsuit with respect to them. The hearing on the motion is scheduled for March 2002. If they are not dismissed from the lawsuit, the Company and Mr. Arias intend to defend the lawsuit vigorously.

The Company is engaged in various other legal proceedings incidental to its normal business activities. Management of the Company does not believe that the outcome of each such proceeding or all of them combined will have a material adverse effect on the Company's operations or financial position.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 20, 2001, the Company issued 1,452,000 shares of its Common Stock upon the conversion of 484,000 shares of its Series "D" Preferred Stock. The Series "D" Preferred Stock was issued on March 1, 2001, pursuant to the terms of a merger in which the Company acquired Equity Securities Investments, Inc. ("ESI"). The Series "D" Preferred Stock was not initially convertible into Common Stock. However, the terms of the Series "D" Preferred Stock provided that each share would automatically be converted into three shares of Common Stock if the shareholders of the Company approved such conversion, and that the conversion, if approved, would occur automatically on the twenty-first (21st) day following the date on which the shareholders approved the conversion. The Company agreed in the merger agreement to ask its shareholders to approve the conversion and, at the Annual Meeting of Shareholders of the Company held on November 29, 2001, the shareholders voted upon and approved the conversion of the Series "D" Preferred Stock into Common Stock.

The shares of Series "D" Preferred Stock, and the shares of Common Stock issued upon conversion of the Series "D" Preferred Stock, were issued to Laurence S. Zipkin and Edward S. Adams, the shareholders of ESI prior to the merger. The shares of Series "D" Preferred Stock were issued in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(2) of the Securities Act. The shares of Common Stock issued upon conversion of the Series "D" Preferred Stock were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(9) of the Securities Act. No underwriting discounts or commissions were paid in connection with such transactions.


ITEM 3. DEFAULTS IN SENIOR SECURITIES

At December 31, 2001, the Company was in violation of the minimum net worth covenant relating to its subordinated sinking fund notes with a principal balance of $2,550,000. Therefore, the Trustee or Note holders have the right to deliver a Notice of Default to the Company. If Notice of Default is delivered and the violation is not cured within thirty days, the notes may be declared due and payable immediately. At December 31, 2001, the Company would be required to raise capital of more than $310,000 to cure this default.

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


ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At the Annual Meeting of Shareholders of the Company held on November 29, 2001, the shareholders voted upon and approved the following items:

1. The shareholders approved the conversion of each of the outstanding shares of the Company's Series "D" Preferred Stock into three shares of Common Stock. The holders of the 484,000 shares of Series "D" Preferred Stock did not vote on this item.

                FOR        AGAINST      ABSTAIN      BROKER NON-VOTES
             ---------     -------      -------      ----------------
             2,134,563      63,312       5,600            807,683


2. The shareholders elected the following persons as directors of the Company, to serve until the next annual meeting of shareholders:

                                      VOTES FOR      VOTES WITHHELD
                                      ---------      --------------
            Edward S. Adams           3,485,358           9,800
            James A. Arias            3,485,358           9,800
            Brad J. Buscher           3,485,358           9,800
            Martin S. Orland          3,485,358           9,800
            Gregory E. Spitzer        3,485,358           9,800
            Alan R. Woinski           3,485,358           9,800
            Laurence S. Zipkin        3,485,358           9,800

3. The shareholders approved an amendment to the Company's 1997 Employee Incentive Stock Plan increasing the number of shares of the Company's Common Stock reserved for issuance under the Plan from 262,500 shares to 800,000 shares.

                FOR        AGAINST      ABSTAIN      BROKER NON-VOTES
             ---------     -------      -------      ----------------
             2,610,225      63,800       13,450           807,683


4. The shareholders ratified the appointment of Grant Thornton LLP as the Company's independent auditors to examine the financial statements of the Company for the fiscal year ended September 30, 2001.

                FOR        AGAINST      ABSTAIN      BROKER NON-VOTES
             ---------     -------      -------      ----------------
             3,489,108      1,100        4,950              -0-


ITEM 5. OTHER INFORMATION

     None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) There are no exhibits filed with this Report.

     (b) Reports on Form 8-K:

         None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


REALCO, INC.


Date: February 14, 2002

               /s/ JAMES A. ARIAS
               ---------------------------------------
               James A. Arias, President and Chief
                 Executive Officer


Date: February 14, 2002

               /s/ EDWARD S. ADAMS
               ---------------------------------------
               Edward S. Adams, Vice President and
                 Principal Financial Officer