Form 10-Q
period 2002-03-21
REALCO INC /NM/
filed 2002-05-20
CIK 82409

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ACT OF 1934

For the transition period from _________________ to __________________

Commission file number:  0-27552


                                  REALCO, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                New Mexico                           85-0316176
--------------------------------------------------------------------------------
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)


     701 Xenia Avenue South, Suite 130,  Golden Valley, MN       55416
--------------------------------------------------------------------------------
            (Address of principal executive offices)           (Zip code)


                                 (763) 923-2266
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


      1650 University Blvd., N.E. Suite 5-100 Albuquerque, New Mexico 87102
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes _X_ No ___

As of May 20, 2002 the Company had approximately 4,840,000 shares outstanding of its no par value common stock, the Company's only class of common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          REALCO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                 March 31,
                                                   2002     September 30,
                                                (unaudited)     2001
                                                 --------     --------
ASSETS
  Cash and cash equivalents                      $  2,611     $  3,547
  Restricted cash                                     215          481
  Available for sale securities                       380          307
  Securities owned                                    147          443
  Accounts and notes receivable, net                2,109        1,060
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                 230           12
  Inventories                                       7,144       10,835
  Property & equipment - at cost, net                 560          580
  Investments - equity method                         718          472
  Goodwill                                          1,617        1,637
  Other assets                                        967        1,083
                                                 --------     --------
                                                 $ 16,698     $ 20,457
                                                 ========     ========
LIABILITIES
  Notes payable                                  $  2,926     $  3,740
  Construction advances and notes payable,
    collateralized by inventories                   1,956        4,593
  Accounts payable and accrued liabilities          2,890        3,410
  Billings in excess of cost and estimated
    earnings on uncompleted contracts                   8           41
  Escrow funds held for others                        215          481
                                                 --------     --------
            Total liabilities                       7,995       12,265

STOCKHOLDERS' EQUITY
  Preferred stock - authorized, 500,000
    shares Series D - issued and outstanding,
    none and 484,000 shares, stated at
    liquidation value                                  --        2,087
  Common stock - no par value; authorized,
    50,000,000 shares; issued 4,840,642 and
    3,388,642 shares                               13,165       11,078
  Accumulated deficit                              (4,650)      (5,109)
  Accumulated other comprehensive income              190          138
                                                 --------     --------
                                                    8,705        8,194
      Less 700 shares common stock held
        in treasury - at cost                           2            2
                                                 --------     --------
                                                    8,703        8,192
                                                 --------     --------
                                                 $ 16,698     $ 20,457
                                                 ========     ========


                             See accompanying notes.

                          REALCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          Three months ended March 31,
                (Dollars in thousands, except per share amounts)

                                                           (unaudited)
                                                        2002         2001
                                                      --------     --------
REVENUES
  Real estate brokerage commissions and fees          $    632     $  1,147
  Securities brokerage commissions and fees                813          309
  Construction sales                                     7,540        3,138
  Sales of developed lots                                  664          358
  Equity in net earnings of investees                      162          141
  Interest and other, net                                  233           49
                                                      --------     --------
                                                        10,044        5,142
COSTS AND EXPENSES
  Cost of real estate brokerage revenue                    385          736
  Cost of securities brokerage revenue                     816          245
  Cost of construction sales                             6,763        2,778
  Cost of developed lots sold                              496          250
  Selling, general, administrative and other             1,232        1,066
  Depreciation and amortization                             45           57
  Interest                                                  80          223
                                                      --------     --------
                                                         9,817        5,355
                                                      --------     --------
    Earnings (loss) from continuing operations
      before income taxes                                  227         (213)

INCOME TAX EXPENSE (BENEFIT)                               (60)         126
                                                      --------     --------
    EARNINGS (LOSS) FROM CONTINUING OPERATIONS             287         (339)

DISCONTINUED OPERATIONS
  Loss from discontinued operations, net of
    income taxes                                            --         (139)
                                                      --------     --------
NET EARNINGS (LOSS)                                        287         (478)

PREFERRED STOCK DIVIDEND REQUIREMENT                        --           22
                                                      --------     --------
NET EARNINGS (LOSS) APPLICABLE TO COMMON SHARES       $    287     $   (500)
                                                      ========     ========
EARNINGS (LOSS) PER COMMON SHARE
  Earnings (loss) per common share from continuing
    operations - basic                                $    .06     $   (.11)
                                                      ========     ========
  Net earnings (loss) per common share - basic        $    .06     $   (.15)
                                                      ========     ========
  Earnings (loss) per common share from
    continuing operations - diluted                   $    .06     $   (.11)
                                                      ========     ========
  Net earnings (loss) per common share - diluted      $    .06     $   (.15)
                                                      ========     ========


                                See accompanying notes

                          REALCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           Six months ended March 31,
                (Dollars in thousands, except per share amounts)

                                                               (unaudited)
                                                            2002         2001
                                                          --------     --------
REVENUES
  Real estate brokerage commissions and fees              $    810     $  1,870
  Securities brokerage commissions and fees                  2,592          309
  Construction sales                                        14,189        7,823
  Sales of developed lots                                    1,402          652
  Equity in net earnings of investees                          233          222
  Interest and other, net                                      412           72
                                                          --------     --------
                                                            19,638       10,948
COSTS AND EXPENSES
  Cost of real estate brokerage revenue                        474        1,204
  Cost of securities brokerage revenue                       2,306          245
  Cost of construction sales                                12,395        6,925
  Cost of developed lots sold                                1,066          490
  Selling, general, administrative and other                 2,604        1,856
  Depreciation and amortization                                173          123
  Interest                                                     196          398
                                                          --------     --------
                                                            19,214       11,241
                                                          --------     --------
    Earnings (loss) from continuing operations
      before income taxes                                      424         (293)

INCOME TAX EXPENSE ( BENEFIT)                                  (35)         425
                                                          --------     --------
    EARNINGS (LOSS) FROM CONTINUING OPERATIONS                 459         (718)

DISCONTINUED OPERATIONS
  Loss from discontinued operations, net of
    income taxes                                                --         (633)
                                                          --------     --------
NET EARNINGS (LOSS)                                            459       (1,351)

PREFERRED STOCK DIVIDEND REQUIREMENT
  (NEGATIVE RETURN) - NET                                     (154)      (2,158)
                                                          --------     --------
NET EARNINGS APPLICABLE TO COMMON SHARES                  $    613     $    807
                                                          ========     ========
EARNINGS (LOSS) PER COMMON SHARE
  Earnings per common share from continuing
    operations - basic                                    $    .14     $    .45
                                                          ========     ========
  Net earnings per common share - basic                   $    .14     $    .25
                                                          ========     ========
  Net earnings (loss)per common share from
  Continuing operations -diluted                          $    .09     $   (.22)
                                                          ========     ========
  Net earnings (loss)per common share diluted             $    .09     $   (.41)
                                                          ========     ========


                             See accompanying notes

                          REALCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Six months ended March 31,
                             (Dollars in thousands)

                                                                (unaudited)
                                                             2002        2001
                                                            -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
  Earnings (loss) from continuing operations                $   459     $  (718)

  ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS)
  FROM CONTINUING OPERATIONS TO NET CASH
  PROVIDED BY (USED IN) CONTINUING OPERATIONS-
  --------------------------------------------
    Depreciation and amortization                               173         123
    Accretion of discount on notes payable                       --          77
    Net distributions in excess of earnings of
      investees (earnings in excess of distributions)          (246)        (40)
    Provision for deferred income taxes                         (35)        425
    Realized (gain) loss on available for sale securities        (1)         82

  CHANGE IN OPERATING ASSETS AND LIABILITIES, NET
  OF EFFECTS FROM BUSINESS ACQUISITIONS AND
  DISCONTINUED OPERATIONS-
  ------------------------
    Decrease in restricted cash                                 266          --
    Decrease in securities owned                                296          --
    (Increase) decrease in receivables                       (1,049)        454
    Decrease in inventories                                   3,691         324
    Change in net billings related to costs and
     estimated earnings on uncompleted contracts               (251)       (609)
    Change in other assets                                       73         (84)
    Decrease in escrow funds held for others                   (266)         --
    Increase (decrease) in accounts payable and
     accrued liabilities                                       (520)      1,211
                                                            -------     -------
     Net cash provided by continuing operations               2,590       1,245

     Net cash used in discontinued operations                    --      (1,601)
                                                            -------     -------
       Net cash provided by operating activities              2,590        (356)

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
     Purchases of property and equipment                        (90)       (144)
     Receipts on notes receivable                                --          35
     Purchase of available for sale securities                   --         (39)
     Proceeds from available for sale securities                 15          67
     Payment for businesses, net of cash acquired                --         (61)
                                                            -------     -------
        Net cash used in investing activities                   (75)       (142)

                          REALCO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                           Six months ended March 31,
                              (Dollars in thousands

                                                         (unaudited)
                                                      2002        2001
                                                    -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Construction advances and notes, net               (2,637)       (717)
  Proceeds from borrowings under revolving and
  notes payable                                          --       1,036
  Payments of long term debt and capital leases        (814)     (1,107)
                                                    -------     -------
         Net cash used in financing activities       (3,451)       (788)
                                                    -------     -------
    NET DECREASE IN CASH AND CASH EQUIVALENTS          (936)     (1,286)

Cash and cash equivalents at beginning of period      3,547       1,876
                                                    -------     -------
Cash and cash equivalents at end of period          $ 2,611     $   590
                                                    =======     =======


                                See accompanying notes.

                          REALCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Realco, Inc. and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. For further information refer to the financial statements and footnotes included in the company's annual report on Form 10-K for the year ended September 30, 2001.

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


2.  Income Taxes

The Company's effective income tax rate for the periods ended March 31, 2002 and 2001 differs from the federal statutory rate due to changes in the valuation allowance for deferred tax assets.


3.  Earnings (Loss) Per Common Share:

                          REALCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 March 31, 2002


The following shows the amounts used in computing earnings (loss) per common share for the three and six months ended March 31:

                                              Three Months                       Six Months
                                             Ending March 31                  Ending March 31
                                       ---------------------------      ----------------------------
                                          2002             2001            2002             2001
                                       -----------      ----------      -----------      -----------
Earnings (loss) from
 continuing operations                 $   287,000      $ (339,000)     $   459,000      $  (718,000)

Preferred stock - (dividends)
 negative return                                --         (22,000)         154,000        2,158,000
                                       -----------     -----------      -----------      -----------
Earnings (loss) from continuing
 operations applicable to common
 shares used for basic earnings
 per share                                 287,000        (361,000)         613,000        1,440,000

Effect of dilutive convertible
 preferred stock                                --              --         (154,000)      (2,180,000)
                                       -----------     -----------      -----------      -----------
Earnings (loss) from continuing
 operations applicable to common
 shares used for diluted earnings
 per share                             $   287,000     $  (361,000)     $   459,000         (740,000)
                                       ===========     ===========      ===========      ===========
Weighted average number of com-
 mon shares outstanding used for
 basic earnings per share                4,839,942       3,388,142        4,361,261        3,168,322
Effect of dilutive convertible
 preferred stock                                --              --          478,681          214,528
                                       -----------     -----------      -----------      -----------
Weighted average number of com-
 mon shares outstanding used for
 diluted earnings per share              4,839,942       3,388,142        4,839,942        3,382,850
                                       ===========     ===========      ===========      ===========

4.  Debt:

At March 31, 2002, the Company was in violation of the minimum net worth covenant relating to its subordinated sinking fund notes with a principal balance of $2,520,000. Therefore, the trustee or noteholders have the right to deliver a Notice of Default to the Company. If Notice of Default is delivered and the violation is not cured within 30 days, the notes may be declared due and payable immediately. At March 31, 2002, the Company would be required to raise capital of approximately $75,000 to cure this default.

                          REALCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 March 31, 2002


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


5.  Comprehensive Earnings (Loss):

Other comprehensive earnings (loss) consist primarily of net unrealized investment gains and losses, net of income tax effect. Total comprehensive earnings (losses) for the periods ending March 31 are as follow:

                                          2002              2001
                                      -----------        ----------
      Three Months ending March 31    $   377,000       $  (666,000)
      Six Months ending March 31      $   511,000       $(1,988,000)


6.  Stockholders' Equity:

During the quarter ended December 31, 2000, all the then outstanding preferred stock of the Company was converted into 464,804 shares of common stock. The excess carrying value of the preferred stock, including cumulative undeclared dividends, over the fair value of the common stock given was approximately $2,180,000, which is reflected as a negative return on preferred stock for determining earnings applicable to common shares in the statement of operations for the six months ended March 31, 2001.

On December 20, 2001, the Company issued 1,452,000 shares of its Common Stock upon the conversion of 484,000 shares of its Series "D" Preferred Stock. The Series "D" Preferred Stock was issued on March 1, 2001, pursuant to the terms of a merger in which the Company acquired Equity Securities Investments, Inc. ("ESI"). The Series "D" Preferred Stock was not initially convertible into Common Stock. However, the terms of the Series "D" Preferred Stock provided that each share would automatically be converted into three shares of Common Stock if the shareholders of the Company approved such conversion, and that the conversion, if approved, would occur automatically on the twenty-first (21st) day following the date on which the shareholders approved the conversion. The Company agreed in the merger agreement to ask its shareholders to approve the conversion and, at the Annual Meeting of Shareholders of the Company held on November 29, 2001, the shareholders voted upon and approved the conversion of the Series "D" Preferred Stock into Common Stock. In connection with this conversion, Preferred Stock dividends in arrears of $211,000 at the date of conversion were waived by the shareholders. The elimination of these dividends, net of dividends incurred during the quarter ended December 31, 2001 is reflected as a negative return on preferred stock for determining earnings applicable to common shares in the statement of operations for the six months ended March 31, 2002.

                          REALCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 March 31, 2002


7.  Segment Information:

The Company operates in the following segments: commercial real estate broker, residential construction and land development, commercial construction, and financial services. Information concerning the Company's business segments for the periods ended March 31 is as follows:

THREE MONTHS ENDED MARCH 31                        2002            2001
---------------------------                    ------------    ------------
   Revenues
     Commercial real estate broker             $    632,000    $ 1,147,000
     Residential construction and
       land development                           6,841,000      1,852,000
     Commercial construction                      1,494,000      1,659,000
     Financial services                             844,000        435,000
     Interest and other
       Sales to unaffiliated customers              233,000         49,000
       Intersegment sales                            59,000        183,000
       Eliminations                                 (59,000)      (183,000)
                                               ------------    ------------
              Total                            $ 10,044,000    $ 5,142,000
                                               ============    ============
   Earnings (loss) from continuing
     operations before taxes
       Commercial real estate broker           $    142,000    $   183,000
       Residential construction
         and land development                       641,000        (91,000)
       Commercial construction                       10,000        (24,000)
       Financial services                          (566,000)      (169,000)
       Unallocated general corporate
         expenses                                        --       (112,000)
                                                ------------    -----------
        Earnings (loss) from continuing
          operations before taxes               $   227,000    $  (213,000)
                                                ============    ===========


SIX MONTHS ENDED MARCH 31                          2002            2001
-------------------------                       ------------    ------------
   Revenues
     Commercial real estate broker              $    810,000    $ 1,870,000
     Residential construction and
       land development                           13,423,000      5,480,000
     Commercial construction                       2,346,000      3,028,000
     Financial services                            2,647,000        498,000
     Interest and other
       Sales to unaffiliated customers               412,000         72,000
       Intersegment sales                            124,000        374,000
       Eliminations                                 (124,000)      (374,000)
                                                ------------    ------------
              Total                             $ 19,638,000    $ 10,948,000
                                                ============    ============

                             REALCO, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   March 31, 2002


      SIX MONTHS ENDED MARCH 31                    2002            2001
      -------------------------              ------------    ------------
      Earnings (loss) from continuing
      operations before taxes
      -----------------------
          Commercial real estate broker        $  (17,000)     $   200,000
          Residential construction
            and land development                1,324,000          (20,000)
          Commercial construction                  42,000          (19,000)
          Financial services                     (925,000)        (238,000)
          Unallocated general corporate
            expenses                                   --         (216,000)
                                               ------------     -----------
        Earnings (loss) from continuing
          operations before taxes              $  424,000      $  (293,000)
                                               ===========     ============


8.  Income Taxes:

For the periods ended March 31, the Company's effective income tax rate differed from the federal statutory rate due to changes in the valuation allowance for deferred tax assets.


9.  New Accounting Pronouncements:

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". These standards prohibit the application of the pooling of interests method of accounting for business combinations effective June 30, 2001 and require companies to stop amortizing existing goodwill and intangible assets with indefinite lives. Under the new rules, companies would only adjust the carrying amount of goodwill or indefinite life intangible assets upon an impairment of the goodwill or indefinite life intangible assets. The Company adopted these standards effective October 1, 2001 and as such, has not subsequently recorded any amortization of goodwill.

Initial adoption of these standards required that the first step of a goodwill impairment test be completed by March 31, 2002. The Company retained an independent outside valuation expert to develop the fair value analysis to assist the Company in conducting the testing for impairment. The results of the analysis indicated that no impairment of goodwill had occurred as of October 1, 2001. The Company has set the beginning of the fourth quarter (July) as the annual period for goodwill impairment testing. The results will be reported no later than September 30 of each year.

                          REALCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 March 31, 2002


The following reconciles reported net earnings (loss) and related per share amounts to amounts that would have been presented exclusive of amortization expense recognized for goodwill that is no longer being amortized:

                                         Three Months                   Six Months
                                        Ending March 31               Ending March 31
                                   --------------------------    --------------------------
                                      2002           2001           2002            2001
                                   -----------    -----------    -----------     ----------
Reported net earnings (loss) for
 period                            $   287,000    $  (478,000)   $   459,000     $(1,351,000)
Goodwill amortization                       --         13,000             --          19,000
                                   -----------    -----------    -----------     -----------
  Adjusted net earnings (loss)     $   287,000    $  (465,000)   $   459,000     $(1,332,000)
                                   ===========    ===========    ===========     ===========
Net earnings (loss) per share -
 basic
  Reported net earnings (loss)     $       .06    $      (.15)   $       .14     $       .25
  Goodwill amortization                     --            .01             --             .01
                                   -----------    -----------    -----------     -----------
   Adjusted net earnings (loss)    $       .06    $      (.14)   $       .14     $       .26
                                   ===========    ===========    ===========     ===========

Net earnings (loss) per share -
 diluted
  Reported net earnings (loss)     $       .06    $      (.15)   $       .09     $      (.41)
  Goodwill amortization                     --            .01             --             .01
                                   -----------    -----------    -----------     ----------
   Adjusted net earnings (loss)    $       .06    $      (.14)   $       .09     $      (.40)
                                   ===========    ===========    ===========     ==========

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

                          REALCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 March 31, 2002


In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of SFAS No. 143. However, at this time, the Company does not believe the effect of this statements will be material to its consolidated financial position or results of operations.


10.  Contingencies:

In connection with the Company's disposition of its residential brokerage operations, a leased office facility is no longer being used for operating purposes. This facility is sublet under an agreement expiring in December 2002, which provides for rental payments based upon a percentage of tenant revenues.

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

In December 2001, the Company was named as a defendant in a lawsuit in the District Court for Hennepin County, Minnesota. The plaintiffs are certain institutional and individual customers of Miller & Schroeder Financial, Inc.
(MSF), a broker-dealer. The lawsuit was commenced against MSF, Miller & Schroeder, Inc. (MSI), the parent corporation of MSF, and certain officers, directors, and shareholders of MSI who are alleged to be controlling persons of MSI and MSF. The Company is a shareholder of MSI. James A. Arias, the Company's former Chief Executive Officer, is also named as a defendant. Mr. Arias served as a director of MSI during the period covered by the plaintiffs' complaint. The plaintiffs, on their own behalf and on behalf of a class of investors they seek to represent, are seeking rescission or compensatory damages with respect to debentures issued by United Homes, Inc. and purchased by the plaintiffs from or through MSF. The plaintiffs assert numerous claims against MSF and the other defendants, including claims based on negligence, negligent misrepresentation, common law fraud, and violations of the Minnesota Securities Act, the Minnesota Consumer Fraud Act, the U.S. Securities Act of 1933, and the Minnesota Uniform Fraudulent Transfer Act.

                          REALCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 March 31, 2002


In January 2002, the Company and Mr. Arias filed a motion to dismiss the lawsuit with respect to them. A hearing on the motion to dismiss the lawsuit was held in March 2002; the outcome of this motion is still under the courts consideration as of May 20, 2002. If they are not dismissed from the lawsuit, the Company and Mr. Arias intend to defend the lawsuit vigorously. At present, the Company is unable to predict the outcome of this litigation or any exposure to loss.


11.  Discontinued Operations:

On June 2, 2001, the Company sold its residential real estate brokerage operations. Certain information with respect to the discontinued operations of the Company's residential real estate brokerage is as follows:

                                             Three months      Six months
                                            March 31, 2001   March 31, 2001
                                            --------------   --------------

      Revenues                               $  6,732,000     $ 12,775,000
                                             ============     ============

      Loss from discontinued operations      $    139,000     $    633,000
                                             ============     ============

      Loss per common share from dis-
        continued operations - basic         $       (.04)    $       (.20)
                                             ============     ============

      Loss per common share from dis-
        continued operations - diluted       $       (.04)    $       (.19)
                                             ============     ============

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview of Consolidated Continuing Operations
----------------------------------------------

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


Consolidated For the Quarter Ended March 31, 2002
-------------------------------------------------

The Company experienced consolidated pre-tax earnings of $227,000 from continuing operations for the quarter ended March 31, 2002 compared to a pre-tax loss of $213,000 for the same period in fiscal 2001. The primary component of current quarter pre-tax earnings is $641,000 in pre-tax earnings from the residential construction and land development segment.

Total revenues increased $4,902,000 or 95% for the quarter ended March 31, 2002 compared to revenues for the same period in fiscal 2001. Construction sales increased $4,402,000 or 140%, which was offset partially by a decrease in real estate brokerage commissions and fees of $515,000 or 45%. Securities brokerage service revenues increased to $813,000. The primary component for the increase was brokerage commissions and fees derived from the March 1, 2001 acquisition of Equity Securities Investments, Inc. (ESI), the Company's securities brokerage subsidiary. Gross profits on commissions, construction and lot sales increased $246,000 or 26% compared to the same period in fiscal 2001. An increase in selling, general and administrative expenses of $166,000 or 15% also affected comparability between the periods. This increase is primarily attributable to selling, general and administrative expenses of ESI and increased corporate expense primarily attributable to executive compensation of additional corporate officers and increased insurance costs.


Consolidated For the Six Months Ended March 31, 2002
----------------------------------------------------

The Company experienced consolidated pre-tax earnings of $424,000 from continuing operations for the six months ended March 31, 2002 compared to a pre-tax loss of $293,000 for the same period in fiscal 2001. The primary component of current semi-annual pre-tax earnings is $1,324,000 in pre-tax earnings from the residential construction and land development segment.

Total revenues increased $8,690,000 or 79% to $19,638,000 for the six months ended March 31, 2002 when compared to continuing operations revenues for the same period in fiscal 2001. Construction sales increased $6,366,000 or 81% to $14,189,000. This increase was tempered by a decrease in real estate brokerage commissions and fees of $1,060,000 or 57% down to $810,000. Securities brokerages services revenues increased seven fold to $2,592,000 an increase of $2,283,000. This increase is accounted for by the March 1, 2001 acquisition of Equity Securities Investments, Inc. (ESI), the Company's securities brokerage subsidiary. Gross profits on commissions, construction and lot sales increased $962,000 or 54% compared to the same period in fiscal 2001. Coupled with this increase in margins was also an increase of 40% of selling, general and administrative expenses. These expenses increased $748,000 or 40% compared to the same period last year. This expense increase is directly attributable to the ESI acquisition in March 2001. As a result of this acquisition, the company's corporate expense increased because of executive compensation, additional new corporate officers and increased insurance costs.

Income Taxes

The Company's effective income tax rate for the periods ended March 31, 2002 and 2001 differs from the federal statutory rate due to changes in the valuation allowance for deferred tax assets.


SEGMENT RESULTS OF OPERATIONS FOR THE
QUARTER AND SIX MONTHS ENDED MARCH 31, 2002
-------------------------------------------

COMMERCIAL REAL ESTATE BROKERAGE SEGMENT:
-----------------------------------------

The commercial real estate brokerage segment consists of First Commercial Real Estate Services, Inc. (First Commercial).

FOR THE QUARTER ENDED MARCH 31, 2002
------------------------------------

 This segment experienced a pre-tax income of $142,000 in the quarter ended March 31, 2002 as compared to pre-tax earnings of $183,000 in the same period in fiscal 2001. The current period revenues are $515,000 less than in same quarter in 2001 (a 45% decline). These declines are typical of a small commercial real estate brokerage, as timing of significant closings can affect comparability between periods. Selling, general and administrative expenses declined $151,000 or 70% in the quarter ended March 31, 2002 as compared to the same period in fiscal 2001.

FOR THE SIX MONTHS ENDED MARCH 31, 2002
---------------------------------------

 This segment experienced a pre-tax loss of $17,000 in the six months ended March 31, 2002 as compared to pre-tax earnings of $200,000 in the same period in fiscal 2001. The current period revenues are $1,060,000 less than in same six month period in 2001 (a 57% decline). These declines are typical of a small commercial real estate brokerage, as timing of significant closings can affect comparability between periods. Selling, general and administrative expenses declined $170,000 or 39% in the six months ended March 31, 2002 as compared to the same period in fiscal 2001.


RESIDENTIAL CONSTRUCTION AND LAND DEVELOPMENT SEGMENT:
------------------------------------------------------

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

FOR THE QUARTER ENDED MARCH 31, 2002
------------------------------------

 This segment experienced an increase in pre-tax earnings of $732,000 to $641,000 for the quarter ended March 31, 2002. Overall profitability increased due to substantially larger sales and gross profits, reduced operating expenses, equity earnings of investees and increased construction management fees.

Residential construction sales increased $4,567,000 or 309% to $6,047,000 in the quarter ended March 31, 2002. This increase in revenues is the backlog effect of contracts booked during fiscal 2001 and delivered in fiscal 2002, as the construction period for homes is approximately 120 days.

Gross profits on residential construction sales increased $374,000 or 184% to $577,000 for the quarter ended March 31, 2002. Gross profit margins percents were 13.7% in the quarter ended March 31, 2001 compared to 9.5% in the quarter ended March 31, 2002. The overall margin dollar increase is due to delivery of more homes (volume) and fewer sales of older speculative homes and model homes at lesser discounts.

   The Company's ownership and management of a joint venture in a large subdivision also contributes to the increase in residential construction sales. As operations are conducted in a joint venture, equity earnings are recognized from the operations, as opposed to recognizing gross results of operations. Sales from this venture totaled $2,925,000 for the quarter ended March 31, 2002 and resulted in net equity earnings of $132,000 as compared to sales for the same period in fiscal 2001 which totaled $963,000 and equity earnings of $15,000. The gain as compared to the prior period is attributable primarily to the fact that gross margins improved from 9.5% in the same period in fiscal 2001 to 10.4% in the quarter ended March 31, 2002.

   Lot sales increased $306,000 or 85% to $664,000 in the quarter ended March 31, 2002. This increase is directly related to the aforementioned increase in construction sales. Gross profits on lot sales increased $60,000 or 55% to $168,000. Such increase is attributable to the increase in sales, which resulted in delivery of homes, which included intercompany sales of lots, gains on which are recognized upon the completion of sales to third parties.

   Other significant items affecting operating results include selling, general and administrative expenses, which decreased $100,000 or 29% to $239,000 in the quarter ended March 31, 2002 and interest expense, which decreased $53,000 or 96% to $2,000 in the quarter ended March 31, 2002 due to principal reductions,lower bank borrowings and use of internal financing.


FOR THE SIX MONTHS ENDED MARCH 31, 2002
---------------------------------------

 This segment experienced an increase in pre-tax earnings of $1,344,000 to $1,324,000 for the six month period ended March 31, 2002. Overall profitability increased due to substantially larger sales and more sales with reduced operating expenses and more equity earnings of investees and increased construction management fees.

Residential construction sales increased $7,048,000 or 147% to $11,843,000 for the six month period ended March 31, 2002. This increase in revenues is the backlog effect of contracts booked during fiscal 2001 and delivered in fiscal 2002, as the construction period for homes is approximately 120 days.

Gross profits on residential construction sales increased $814,000 or 146% to $1,371,000 for the six months ended March 31, 2002. Gross profit margin percents were 11.6% for both of the six month periods ended March 31, 2002 and March 31, 2001.

   The Company's ownership and management of a joint venture in a large subdivision also contributes to the increase in residential construction sales. As operations are conducted in a joint venture, equity earnings are recognized from the operations, as opposed to recognizing gross results of operations. Sales from this venture totaled $4,026,000 for the six month period ended March 31, 2002 and resulted in net equity earnings of $178,000 as compared to sales for the same period in fiscal 2001 which totaled $1,982,000 and equity earnings of $33,000. The gain as compared to the prior period is attributable primarily to the fact that gross margins improved from 8.0% in the same period in fiscal 2001 to 10.6% in the six month period ended March 31, 2002.

   Lot sales increased $750,000 or 115% to $1,402,000 for the six months ended March 31, 2002. This increase is directly related to the aforementioned increase in construction sales. Gross profits on lot sales increased $ 174,000 or 107 % to $336,000. Such increase is attributable to the increase in sales, which resulted in delivery of homes, which included intercompany sales of lots, gains on which are recognized upon the completion of sales to third parties.

   Other significant items affecting operating results include selling, general and administrative expenses, which decreased $78,000 or 12.9% to $527,000 in the six months ended March 31, 2002 and interest expense, which decreased $89,000 or 89.9% to $10,000 in the six months ended March 31, 2002 due to principal reductions, lower bank borrowings and use of internal financing.


COMMERCIAL CONSTRUCTION SEGMENT:
--------------------------------

Commercial construction operations are conducted by Realco Construction, Inc. (Realco Construction), an Albuquerque based general contractor. Additionally, the Company has commenced operations in California under a joint venture arrangement.

FOR THE QUARTER ENDED MARCH 31, 2002
------------------------------------

   Operating results for the quarter ended March 31, 2002 resulted in pre-tax earnings of $10,000 as compared to a pre-tax loss of $24,000 in the same period in fiscal 2001. This improvement in operating results was largely attributable to stable overhead costs and improved gross margins which is the result of improved cost controls.

Sales decreased $165,000 or 10% to $1,494,000; however, gross profits actually increased $43,000 or 27% to $200,000 in the quarter ended March 31, 2002. The decline in revenues is the result of timing of significant projects between the periods, while the increase in gross profits is primarily attributable to a change in estimated completion costs on several projects which recently concluded.

FOR THE SIX MONTHS ENDED MARCH 31, 2002
---------------------------------------

   Operating results for the six months ended March 31, 2002 resulted in pre-tax earnings of $42,000 as compared to a pre-tax loss of $19,000 in the same period in fiscal 2001. This improvement in operating results was largely attributable to stable overhead costs and improved gross margins which is the result of improved cost controls.

Sales decreased $682,000 or 22% to $2,346,000; however, gross profits actually increased $80,000 or 23% to $422,000 in the six month period ended March 31, 2002. The decline in revenues is the result of timing of significant projects between the periods, while the increase in gross profits is primarily attributable to a change in estimated completion costs on several projects which recently concluded.


FINANCIAL SERVICES SEGMENT:
---------------------------

The financial services segment consists primarily of the operations of the parent company (Realco, Inc.), Equity Securities, Inc.,( ESI ), and PHS, Inc.
(PHS).

ESI, a Minneapolis, Minnesota based broker and dealer in securities, was acquired effective March 1, 2001 through the issuance of 484,000 shares of Series D preferred stock. On December 20, 2001, the holders of the 484,000 shares of series D preferred stock exchanged their shares under the terms of the conversion provision of the stock, into 1,452,000 shares of common stock of the Company. This acquisition is a key component of the Company's plan to expand its financial services operations. The Company is currently identifying and evaluating other growth opportunities to complement this segment.

In addition to financial services performed directly by the Company, operations also include the Company's share of earnings from its 49.99% equity interest in PHS Mortgage Company, a full service residential mortgage banker.

FOR THE QUARTER ENDED MARCH 31, 2002
------------------------------------

The Financial Services segment realized a pre-tax loss of $566,000 for the quarter ended March 31, 2002 as compared to a pre-tax loss of $169,000 in the same period in fiscal 2001. The primary cause for increased loss is increased executive payroll, increased general liability and health insurance costs, reduced residential mortgage fees and reduction of gains on securities held for sale. Other significant items affecting operating results are discussed below.

Equity Securities, Inc. (ESI) operations, which were acquired effective March 1, 2001, resulted in a pre-tax loss of $277,000 in the quarter ended March 31, 2002; there was not a comparable amount for 2001 as only one months operations were included in the quarter ended March 31, 2001. Commissions earned were $813,000 which were essentially offset by related costs. Additional interest income of $110,000 was offset by operating expenses totaling $399,000 resulting in an operating loss for the quarter ended March 31, 2002 of $277,000. Management is in the process of expanding these operations and is currently incurring costs to accommodate growth initiatives, such as facilities, relocation costs, broker recruiting, and segment infrastructure building. This operation is expected to be profitable in the near term.

  Net equity earnings recognized from PHS Mortgage Company were $43,000, as compared to $78,000 in the same period in fiscal 2001. In the past, this equity method investee received the majority of its business from Company's residential real estate brokerage operations which were sold in June 2001. Management is attempting to maintain the referral relationship with the sales agents, however the buyers of these operations also promote mortgage services. Additionally, management is planning to promote the operations of PHS to other residential real estate brokerage firms. There can be no assurance that these efforts will be successful. In the event new sources of business cannot be secured, this equity investee will no longer contribute earnings to the Company.


FOR THE SIX MONTHS ENDED MARCH 31, 2002
---------------------------------------

The Financial Services segment realized a pre-tax loss of $925,000 for the six months ended March 31, 2002 as compared to a pre-tax loss of $238,000 in the same period in fiscal 2001. The primary cause for increased loss is increased executive payroll, increased general liability and health insurance costs, reduced residential mortgage fees and reduction of gains on securities held for sale. Other significant items affecting operating results are discussed below.

Equity Securities, Inc. (ESI) operations, which were acquired effective March 1, 2001, resulted in a pre-tax loss of $327,000 in the six months ended March 31, 2002; there is no comparison amounts for 2001, as only one months operations had been included in six month period ended March 31, 2001. Commissions earned were $2,591,000 which were essentially offset by related costs. Additional interest income of $220,000 was offset by operating expenses totaling $792,000 resulting in an operating loss for the six months ended March 31, 2002 of $327,000. Management is in the process of expanding these operations and is currently incurring costs to accommodate growth initiatives, such as facilities, relocation costs, broker recruiting, and segment infrastructure building. This operation is expected to be profitable in the near term.

  Net equity earnings recognized from PHS Mortgage Company were $67,000, as compared to $142,000 in the same period in fiscal 2001. In the past, this equity method investee received the majority of its business from Company's residential real estate brokerage operations which were sold in June 2001. Management is attempting to maintain the referral relationship with the sales agents, however the buyers of these operations also promote mortgage services. Additionally, management is planning to promote the operations of PHS to other residential real estate brokerage firms. There can be no assurance that these efforts will be successful. In the event new sources of business cannot be secured, this equity investee will no longer contribute earnings to the Company.


Liquidity and Capital Resources
-------------------------------

At March 31, 2002, the Company was in violation of the minimum net worth covenant relating to its subordinated sinking fund notes with a principal balance of $2,520,000. Therefore, the Trustee or Noteholders have the right to deliver a Notice of Default to the Company. If Notice of Default is delivered and the violation is not cured within thirty days, the notes may be declared due and payable immediately. To cure this default, the Company would be required to raise capital of approximately $75,000.

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


The Company's working capital consists primarily of cash, accounts receivable, and borrowings under construction advances and notes payable collateralized by inventory. In 2001 the Company used $1,601,000 of its cash for its discontinued real estate brokerage operation. Operations in the six months ended March 31, 2002, however, showed $2,590,000 of cash being provided by continuing operations, primarily from home sales. In comparison to the same period a year ago the amount was $1,245,000. During the six months ended March 31, 2002, the Company used cash for repayment of construction advances and debt.

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

PART II:  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

In December 2001, the Company was named as a defendant in a lawsuit in the District Court for Hennepin County, Minnesota. The plaintiffs are certain institutional and individual customers of Miller & Schroeder Financial, Inc., a broker-dealer ("MSF"). The lawsuit was commenced against MSF, Miller & Schroeder, Inc., the parent corporation of MSF ("MSI"), and certain officers, directors and shareholders of MSI who are alleged to be controlling persons of MSI and MSF. The Company is a shareholder of MSI. James A. Arias, the Company's Chief Executive Officer, is also named as a defendant. Mr. Arias served as a director of MSI during the period covered by the plaintiff's complaint. The plaintiffs, on their own behalf and on behalf of a class of investors they seek to represent, are seeking rescission or compensatory damages with respect to debentures issued by United Homes, Inc. and purchased by the plaintiffs from or through MSF. The plaintiffs assert numerous claims against MSF and the other defendants including claims based on negligence, negligent misrepresentation, common law fraud, and violations of the Minnesota Securities Act, the Minnesota Consumer Fraud Act, the U.S. Securities Act of 1933, and the Minnesota Uniform Fraudulent Transfer Act. In January 2002, the Company and Mr. Arias filed a motion to dismiss the lawsuit with respect to them. A hearing on the motion to dismiss the lawsuit was held in March 2002; the outcome of this motion is still under the courts consideration as of May 20, 2002. If they are not dismissed from the lawsuit, the Company and Mr. Arias intend to defend the lawsuit vigorously. At present, the Company is unable to predict the outcome of this litigation or any exposure to loss.

The Company is engaged in various other legal proceedings incidental to its normal business activities. Management of the Company does not believe that the outcome of each such proceeding or all of them combined will have a material adverse effect on the Company's operations or financial position.


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

            NONE


Item 3.  DEFAULTS IN SENIOR SECURITIES

At March 31, 2002, the Company was in violation of the minimum net worth covenant relating to its subordinated sinking fund notes with a principal balance of $2,520,000. Therefore, the Trustee or Note holders have the right to deliver a Notice of Default to the Company. If Notice of Default is delivered and the violation is not cured within thirty days, the notes may be declared due and payable immediately. At March 31, 2002, the Company would be required to raise capital of more than $74,000 to cure this default.

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


Item 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS

            NONE


Item 5.  OTHER INFORMATION

    On May 6, 2002 Martin S. Orland resigned as a Board Member for personal reasons. No disagreements exist between Mr. Orland and the Company relating to operations, policies or practices which led to this resignation.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) There are no exhibits filed with this Report.


     (b) Reports on Form 8-K:

         None.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


REALCO, INC.


Date: May 20, 2002

               /s/ LAURENCE S. ZIPKIN
               ---------------------------------------
               Laurence S. Zipkin, Chairman and Chief
                 Operating Officer


Date: May 20, 2002

               /s/ EDWARD S. ADAMS
               ----------------------------------------
               Edward S. Adams, Chief Executive Officer
                 and Principal Financial Officer