Form 10-Q
period 2002-06-30
REALCO INC /NM/
filed 2002-08-14
CIK 82409

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______


                         Commission file number: 0-27552


                          OAK RIDGE CAPITAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                       Minnesota                                 85-0316176
--------------------------------------------------------------------------------
           (State or other jurisdiction of                    (I.R.S. Employer
           incorporation or organization)                    Identification No.)


701 Xenia Avenue South, Suite 130, Golden Valley, MN                55416
--------------------------------------------------------------------------------
      (Address of principal executive offices)                    (Zip code)


                                 (763) 923-2266
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                  REALCO, INC.
      1650 University Blvd., N.E. Suite 5-100 Albuquerque, New Mexico 87102
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of August 14, 2002 the Company had 4,840,642 shares outstanding of its no par value common stock, the Company's only class of common stock.

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                  June 30,
                                                                    2002         September 30,
                                                                (unaudited)          2001
                                                                ------------     ------------
ASSETS
  Cash and cash equivalents                                     $      2,448     $      3,547
  Restricted cash                                                        256              481
  Available for sale securities                                          136              307
  Securities owned                                                        94              443
  Accounts and notes receivable, net                                   1,750            1,060
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                                366               12
  Inventories                                                          7,146           10,835
  Property & equipment - at cost, net                                    539              580
  Investments - equity method                                            665              472
  Goodwill                                                             1,617            1,637
  Other assets                                                         1,052            1,083
                                                                ------------     ------------
                                                                $     16,069     $     20,457
                                                                ============     ============

LIABILITIES
  Notes payable                                                 $      2,931     $      3,740
  Construction advances and notes payable, collateralized by
    inventories                                                        2,302            4,593
  Accounts payable and accrued liabilities                             2,563            3,410
  Billings in excess of cost and estimated earnings on
    uncompleted contracts                                                 77               41
  Escrow funds held for others                                           256              481
                                                                ------------     ------------
  Total liabilities                                                    8,129           12,265

STOCKHOLDERS' EQUITY
  Preferred stock - authorized, 500,000 shares Series D -
    issued and outstanding, none and 484,000 shares, stated
    at liquidation value                                                  --            2,087
  Common stock - no par value; authorized, 50,000,000
    shares; issued 4,840,642 and 3,388,642 shares                     13,165           11,078
  Accumulated deficit                                                 (5,281)          (5,109)
  Accumulated other comprehensive income                                  58              138
                                                                ------------     ------------
                                                                       7,942            8,194
  Less 700 shares common stock held in treasury - at cost                  2                2
                                                                ------------     ------------
                                                                       7,940            8,192
                                                                ------------     ------------
                                                                $     16,069     $     20,457
                                                                ============     ============

                             See accompanying notes.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           Three months ended June 30,
                (Dollars in thousands, except per share amounts)

                                                                         (Unaudited)
                                                                    2002             2001
                                                                ------------     ------------
REVENUES
  Real estate brokerage commissions and fees                    $        510     $        221
  Securities brokerage commissions and fees                            1,498              619
  Construction sales                                                   3,824            3,984
  Sales of developed lots                                                264              653
  Equity in net earnings of investees                                     57               96
  Interest and other, net                                                157               29
                                                                ------------     ------------
                                                                       6,310            5,602
COSTS AND EXPENSES
  Cost of real estate brokerage revenue                                  299              114
  Cost of securities brokerage revenue                                 1,354              360
  Cost of construction sales                                           3,615            3,514
  Cost of developed lots sold                                            195              508
  Selling, general, administrative and other                           1,199            1,134
  Impairment of cost method investment                                    --            1,210
  Depreciation and amortization                                          108              165
  Interest                                                                82              176
                                                                ------------     ------------
                                                                       6,852            7,181
                                                                ------------     ------------
    Loss from continuing operations before income taxes                 (542)          (1,579)
INCOME TAX EXPENSE (BENEFIT)                                              88              (86)
                                                                ------------     ------------
    LOSS FROM CONTINUING OPERATIONS                                     (630)          (1,493)

DISCONTINUED OPERATIONS
  Loss from discontinued operations, net of income taxes                  --             (147)
  Gain on disposal of discontinued operations, including
    provision of $705 for abandonment of leased properties,
    net of income taxes                                                   --              420
                                                                ------------     ------------
NET LOSS                                                                (630)          (1,220)

PREFERRED STOCK DIVIDEND REQUIREMENT                                      --               65
                                                                ------------     ------------
NET LOSS APPLICABLE TO COMMON SHARES                            $       (630)    $     (1,285)
                                                                ============     ============

LOSS PER COMMON SHARE
  Loss per common share from continuing operations - basic      $       (.13)    $       (.46)
                                                                ============     ============
  Net loss per common share - basic                             $       (.13)    $       (.38)
                                                                ============     ============
  Loss per common share from continuing operations - diluted    $       (.13)    $       (.46)
                                                                ============     ============
  Net loss per common share - diluted                           $       (.13)    $       (.38)
                                                                ============     ============

                             See accompanying notes.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           Nine months ended June 30,
                (Dollars in thousands, except per share amounts)

                                                                         (Unaudited)
                                                                    2002             2001
                                                                ------------     ------------
REVENUES
  Real estate brokerage commissions and fees                    $      1,320     $      2,091
  Securities brokerage commissions and fees                            4,089              928
  Construction sales                                                  18,014           11,808
  Sales of developed lots                                              1,665            1,305
  Equity in net earnings of investees                                    291              318
  Interest and other, net                                                569               99
                                                                ------------     ------------
                                                                      25,948           16,549
COSTS AND EXPENSES
  Cost of real estate brokerage revenue                                  772            1,318
  Cost of securities brokerage revenue                                 3,660              605
  Cost of construction sales                                          16,012           10,440
  Cost of developed lots sold                                          1,260              998
  Selling, general, administrative and other                           3,804            2,990
  Impairment of cost method investment                                    --            1,210
  Depreciation and amortization                                          281              275
  Interest                                                               278              590
                                                                ------------     ------------
                                                                      26,067           18,426
                                                                ------------     ------------
    Loss from continuing operations before income taxes                 (119)          (1,877)
INCOME TAX EXPENSE                                                        53              557
                                                                ------------     ------------
    LOSS FROM CONTINUING OPERATIONS                                     (172)          (2,434)

DISCONTINUED OPERATIONS
  Loss from discontinued operations, net of income taxes                  --             (557)
  Gain on disposal of discontinued operations, including
    provision of $705 for abandonment of leased properties,
    net of income taxes                                                   --              420
                                                                ------------     ------------
NET LOSS                                                                (172)          (2,571)

PREFERRED STOCK DIVIDEND REQUIREMENT (NEGATIVE
  RETURN) - NET                                                         (154)          (2,093)
                                                                ------------     ------------
NET LOSS APPLICABLE TO COMMON SHARES                            $        (18)    $       (478)
                                                                ============     ============

LOSS PER COMMON SHARE
  Loss per common share from continuing operations - basic                --     $       (.11)
                                                                ============     ============
  Net loss per common share - basic                                       --     $       (.15)
                                                                ============     ============
  Loss per common share from continuing operations - diluted              --     $       (.11)
                                                                ============     ============
  Net loss per common share - diluted                                     --     $       (.15)
                                                                ============     ============

                             See accompanying notes.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Nine months ended June 30,
                             (Dollars in thousands)

                                                                                      (Unaudited)
                                                                                  2002             2001
                                                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
  Loss from continuing operations                                             $       (172)    $     (2,434)
  ADJUSTMENTS TO RECONCILE NET LOSS FROM CONTINUING OPERATIONS TO NET
    CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS-
      Depreciation and amortization                                                    281              275
      Accretion of discount on notes payable                                            21              130
      Net distributions in excess of earnings of investees (earnings in
        excess of distributions)                                                      (193)             296
      Provision for deferred income taxes                                               53              523
      Realized loss ( gain) on available for sale securities                            (8)              72
      Impairment of cost method investment                                              --            1,210

  CHANGE IN OPERATING ASSETS AND LIABILITIES, NET OF EFFECTS FROM BUSINESS
    ACQUISITIONS AND DISCONTINUED OPERATIONS-
      Decrease in restricted cash                                                      225               84
      Decrease in securities owned                                                     349               --
      Increase in receivables                                                         (690)             (24)
      Decrease in inventories                                                        3,689              385
      Change in net billings related to costs and estimated earnings on
        uncompleted contracts                                                         (318)             (75)
      Change in other assets                                                          (125)              45
      Decrease in escrow funds held for others                                        (225)             (84)
      Increase (decrease) in accounts payable and accrued liabilities                 (847)              54
                                                                              ------------     ------------
        Net cash provided by continuing operations                                   2,040              457

        Net cash used in discontinued operations                                        --           (1,424)
                                                                              ------------     ------------
         Net cash provided by (used in) operating activities                         2,040             (967)

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
      Purchases of property and equipment                                              (64)             (87)
      Receipts on notes receivable                                                      --               35
      Purchase of available for sale securities                                        (88)             (53)
      Proceeds from available for sale securities                                      134               81
      Cash acquired in business combination                                             --              178
      Proceeds from sale of discontinued operations                                     --            4,101
                                                                              ------------     ------------
         Net cash provided by (used in) investing activities                           (18)           4,255

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
      Construction advances and notes, net                                          (2,291)            (488)
      Proceeds from borrowings under revolving and notes payable                       200            1,036
      Payments of long term debt and capital leases                                 (1,030)          (1,068)
                                                                              ------------     ------------
         Net cash used in financing activities                                      (3,121)            (520)
                                                                              ------------     ------------
      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (1,099)           2,768

Cash and cash equivalents at beginning of period                                     3,547            1,650
                                                                              ------------     ------------
Cash and cash equivalents at end of period                                    $      2,448     $      4,418
                                                                              ============     ============

                             See accompanying notes.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Oak Ridge Capital Group, Inc. ( formerly known as Realco, Inc.) and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. For further information refer to the financial statements and footnotes included in the company's annual report on Form 10-K for the year ended September 30, 2001.

On June 10, 2002, the Company changed its state of incorporation from New Mexico to Minnesota and changed its name from Realco, Inc. to Oak Ridge Capital Group, Inc., pursuant to a reincorporation proposal approved by the Company's shareholders on June 7, 2002.

On June 2, 2001, the Company sold its residential brokerage operations. Such brokerage operations operated under a franchise from Prudential Real Estate Affiliates, Inc. in Albuquerque, New Mexico and Phoenix, Arizona. The financial data related to these operations is accounted for as a discontinued operation for all periods presented.

1. Principles of Consolidation:

The consolidated financial statements include the accounts of Oak Ridge Capital Group, Inc. and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

2. Income Taxes

The Company's effective income tax rate for the periods ended June 30, 2002 and 2001 differs from the federal statutory rate due to changes in the valuation allowance for deferred tax assets.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2002


3. Earnings (Loss) Per Common Share:

The following shows the amounts used in computing loss per common share for the three and nine months ended June 30:

                                                           Three Months                       Nine Months
                                                           Ended June 30                     Ended June 30
                                                   -----------------------------     -----------------------------
                                                       2002             2001             2002             2001
                                                   ------------     ------------     ------------     ------------
Loss from continuing operations                    $   (630,000)    $ (1,493,000)    $   (172,000)    $ (2,434,000)
Preferred stock - (dividends) negative return                --          (65,000)         154,000        2,093,000
                                                   ------------     ------------     ------------     ------------
Loss from continuing operations applicable to
  common shares used for basic earnings per
  share                                                (630,000)      (1,558,000)    $    (18,000)    $   (341,000)
Effect of dilutive convertible preferred stock               --               --               --               --
                                                   ------------     ------------     ------------     ------------
Earnings (loss) from continuing operations
  applicable to common shares used for diluted
  earnings per share                               $   (630,000)    $ (1,558,000)    $    (18,000)    $   (341,000)
                                                   ============     ============     ============     ============
Weighted average number of common shares
  outstanding used for basic earnings per share       4,839,900        3,388,000        4,520,800        3,243,000
Effect of dilutive convertible preferred stock               --               --               --               --
                                                   ------------     ------------     ------------     ------------
Weighted average number of common shares
  outstanding used for diluted earnings per
  share                                               4,839,900        3,388,000        4,520,800        3,243,000
                                                   ============     ============     ============     ============

4. Debt:

At June 30, 2002, the Company was in violation of the minimum net worth covenant relating to its subordinated sinking fund notes with a principal balance of $2,525,545. Therefore, the trustee or note holders have the right to deliver a Notice of Default to the Company. If Notice of Default is delivered and the violation is not cured within 30 days, the notes may be declared due and payable immediately. At June 30, 2002, the Company would be required to raise capital of approximately $797,000 to cure this default.

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

5. Comprehensive Earnings (Loss):

Other comprehensive losses consist primarily of net unrealized investment gains and losses, net of income tax effects. Total comprehensive losses for the periods ended June 30 are as follow:

                                                         2002                2001
                                                    -------------      --------------
           Three Months ended June 30                $ (762,000)        $ (1,367,000)
           Nine Months ended June 30                 $ (252,000)        $ (3,355,000)

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2002


6. Stockholders' Equity:

During the quarter ended December 31, 2000, all the then outstanding preferred stock of the Company was converted into 464,804 shares of common stock. The excess carrying value of the preferred stock, including cumulative undeclared dividends, over the fair value of the common stock given was approximately $2,180,000, which is reflected as a negative return on preferred stock for determining earnings applicable to common shares in the statement of operations for nine months ended June 30, 2002.

On December 20, 2001, the Company issued 1,452,000 shares of its Common Stock upon the conversion of 484,000 shares of its Series "D" Preferred Stock. The Series "D" Preferred Stock was issued on March 1, 2001, pursuant to the terms of a merger in which the Company acquired Equity Securities Investments, Inc. ("ESI"). The Series "D" Preferred Stock was not initially convertible into Common Stock. However, the terms of the Series "D" Preferred Stock provided that each share would automatically be converted into three shares of Common Stock if the shareholders of the Company approved such conversion, and that the conversion, if approved, would occur automatically on the twenty-first (21st) day following the date on which the shareholders approved the conversion. The Company agreed in the merger agreement to ask its shareholders to approve the conversion and, at the Annual Meeting of Shareholders of the Company held on November 29, 2001, the shareholders voted upon and approved the conversion of the Series "D" Preferred Stock into Common Stock. In connection with this conversion, Preferred Stock dividends in arrears of $211,000 at the date of conversion were waived by the shareholders. The elimination of these dividends, net of dividends incurred during the quarter ended December 31, 2001 is reflected as a negative return on preferred stock for determining earnings applicable to common shares in the statement of operations for the nine months ended June 30, 2002.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2002


7. Segment Information:

The Company operates in the following segments: commercial real estate broker, residential construction and land development, commercial construction, and financial services. Information concerning the Company's business segments for the periods ended June 30 is as follows:

                                                                   2002             2001
                                                               ------------     ------------
THREE MONTHS ENDED JUNE 30
--------------------------
  Revenues
    Commercial real estate broker                              $    510,000     $    221,000
    Residential construction and land development                 2,705,000        4,050,000
    Commercial construction                                       1,420,000          631,000
    Financial services                                            1,518,000          671,000
    Interest and other
      Sales to unaffiliated customers                               157,000           29,000
      Inter-segment sales                                            52,000          125,000
      Eliminations                                                  (52,000)        (125,000)
                                                               ------------     ------------
        Total                                                  $  6,310,000     $  5,602,000
                                                               ============     ============

  Earnings (loss) from continuing operations before taxes
    Commercial real estate broker                              $     (7,000)    $   (114,000)
    Residential construction and land development                    89,000          188,000
    Commercial construction                                        (232,000)         159,000
    Financial services                                             (392,000)      (1,770,000)
    Unallocated general corporate expenses                               --          (42,000)
                                                               ------------     ------------
        Loss from continuing operations before income taxes    $   (542,000)    $ (1,579,000)
                                                               ============     ============

                                                                   2002             2001
                                                               ------------     ------------
NINE MONTHS ENDED JUNE 30
-------------------------
  Revenues
    Commercial real estate broker                              $  1,320,000     $  2,091,000
    Residential construction and land development                16,129,000        9,531,000
    Commercial construction                                       3,766,000        3,659,000
    Financial services                                            4,165,000        1,169,000
    Interest and other
      Sales to unaffiliated customers                               568,000           99,000
      Inter-segment sales                                           176,000          501,000
      Eliminations                                                 (176,000)        (501,000)
                                                               ------------     ------------
        Total                                                  $ 25,948,000     $ 16,549,000
                                                               ============     ============

  Earnings (loss) from continuing operations before taxes
    Commercial real estate broker                              $    (24,000)    $     83,000
    Residential construction and land development                 1,415,000          168,000
    Commercial construction                                        (192,000)         141,000
    Financial services                                           (1,318,000)      (1,990,000)
    Unallocated general corporate expenses                               --         (279,000)
                                                               ------------     ------------
        Loss from continuing operations before income taxes    $   (119,000)    $ (1,877,000)
                                                               ============     ============

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2002


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

The following reconciles reported net loss and related per share amounts to amounts that would have been presented exclusive of amortization expense recognized for goodwill that is no longer being amortized:

                                            Three Months                       Nine Months
                                            Ended June 30                      Ended June 30
                                  -------------------------------     -------------------------------
                                       2002              2001              2002              2001
                                  -------------     -------------     -------------     -------------
REPORTED NET LOSS FOR PERIOD      $    (630,000)    $  (1,220,000)    $    (172,000)    $  (2,571,000)
Goodwill amortization                        --            29,000                --            50,000
                                  -------------     -------------     -------------     -------------
Adjusted net loss                 $    (630,000)    $  (1,191,000)    $    (172,000)    $  (2,521,000)
                                  =============     =============     =============     =============

NET LOSS PER SHARE - BASIC-
Reported net loss                 $        (.13)    $        (.36)    $          --     $        (.15)
Goodwill amortization                        --               .01                --               .02
                                  -------------     -------------     -------------     -------------
Adjusted net loss                 $        (.13)    $        (.35)    $          --     $        (.13)
                                  =============     =============     =============     =============

NET LOSS PER SHARE - DILUTED-
Reported net (loss                $        (.13)    $        (.36)    $          --     $        (.15)
Goodwill amortization                        --               .01                --               .02
                                  -------------     -------------     -------------     -------------
Adjusted net earnings loss        $        (.13)    $        (.35)    $          --     $        (.13)
                                  =============     =============     =============     =============

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2002


8. New Accounting Pronouncements (continued):

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

In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of SFAS No. 143. However, at this time, the Company does not believe the effect of this statement will be material to its consolidated financial position or results of operations.

9. Contingencies:

In connection with the Company's disposition of its residential brokerage operations, a leased office facility is no longer being used for operating purposes. This facility and furnishings are sublet under an agreement expiring in December 2002, which provides for rental payments based upon a percentage of tenant revenues.

In connection with the disposition, the Company recorded an estimated loss relating to its remaining costs in the facility, furnishings and improvements, including leasehold improvements and remaining rental payments, reduced by sublease income. Sublease income has been estimated based on the existing sublease and on management's estimate of probable future sublease income which is predicated on current economic conditions. Adverse changes in economic conditions could negatively affect management's estimate of probable future sublease income which could result in the Company recognizing additional losses on this facility and it furnishings.

In December 2001, the Company was named as a defendant in a lawsuit in the District Court for Hennepin County, Minnesota. The plaintiffs are certain institutional and individual customers of Miller & Schroeder Financial, Inc.
(MSF), a broker-dealer. The lawsuit was commenced against MSF, Miller & Schroeder, Inc. (MSI), the parent corporation of MSF, and certain officers, directors, and shareholders of MSI who are alleged to be controlling persons of MSI and MSF. The Company is a shareholder of MSI. James A. Arias, the Company's former Chief Executive Officer, is also named as a defendant. Mr. Arias served as a director of MSI during the period covered by the plaintiffs' complaint. The plaintiffs, on their own behalf and on behalf of a class of investors they seek to represent, are seeking rescission or compensatory damages with respect to debentures issued by United Homes, Inc. and purchased by the plaintiffs from or through MSF. The plaintiffs assert numerous claims against MSF and the other defendants, including claims based on negligence, negligent misrepresentation, common law fraud, and violations of the Minnesota Securities Act, the Minnesota Consumer Fraud Act, the U.S. Securities Act of 1933, and the Minnesota Uniform Fraudulent Transfer Act. In January 2002, the Company and Mr. Arias filed a motion to dismiss the lawsuit with respect to them. In June 2002, the Court entered an order dismissing some but not all of the claims against the Company and Mr. Arias. The lawsuit is now in the discovery stage with respect to the remaining claims. The Company and Mr. Arias intend to defend the lawsuit vigorously. At present, the Company is unable to predict the outcome of this litigation or any exposure to loss.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2002


10. Discontinued Operations:

On June 2, 2001, the Company sold its residential real estate brokerage operations. Certain information with respect to the discontinued operations of the Company's residential real estate brokerage is as follows:

                                                                   Three months      Nine months
                                                                       Ended            Ended
                                                                  June 30, 2001     June 30, 2001
                                                                  -------------     -------------
           Revenues                                                $  5,433,000      $ 18,188,000
                                                                   ============      ============

           Earnings (loss) from discontinued operations, net of
           income taxes                                            $    273,000      $   (137,000)
                                                                   ============      ============

           Earnings (loss) per common share from discontinued
           operations - basic and diluted                          $        .08      $       (.04)
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

The Company's continuing operations are primarily within the metropolitan and surrounding areas of Minneapolis, Minnesota and Albuquerque, New Mexico.

Consolidated For the Quarter Ended June 30, 2002

The Company experienced a consolidated pre-tax loss of $542,000 from continuing operations for the quarter ended June 30, 2002 compared to a pre-tax loss of $1,579,000 for the same period in fiscal 2001. The primary components of the current quarter pre-tax loss is $392,000 and $232,000 in pre-tax losses from the financial services and commercial construction segments, respectfully. During the quarter ended June 30, 2001, the Company recorded a $1,210,000 impairment on a cost method investee, which affected comparability between the periods. See the financial services segment discussion of operations for more information on this impairment.

Total revenues increased $708,000 or 13% for the quarter ended June 30, 2002 compared to revenues for the same period in fiscal 2001. Construction sales decreased $160,000 or 4%, which was offset partially by an increase in real estate brokerage commissions and fees of $289,000 or 131%. Securities brokerage service revenues increased $879,000 or 142%. The primary component for the increase was brokerage commissions and fees derived from the March 1, 2001 acquisition of Equity Securities Investments, Inc. (ESI), the Company's securities brokerage subsidiary. Gross profits on commissions, construction and lot sales decreased $347,000 or 35% compared to the same period in fiscal 2001. This substantial decrease in gross profits is primarily attributable to paying higher commissions to the securities brokerage sales staff. An increase in selling, general and administrative expenses of $66,000 or 5% also affected comparability between the periods. This increase is primarily attributable to selling, general and administrative expenses of ESI and increased corporate expense primarily attributable to executive compensation of additional corporate officers and increased insurance costs.

Consolidated For the Nine Months Ended June 30, 2002

The Company experienced a consolidated pre-tax loss of $119,000 from continuing operations for the nine months ended June 30, 2002 compared to a pre-tax loss of $1,877,000 for the same period in fiscal 2001. However, consistent with the aforementioned quarterly operating results, operations for the nine months ended June 30, 2001 were impacted by a $1,210,000 impairment charge. Without the impairment charge, continuing operations improved $548,000 or 82%. The primary component of this improvement is $1,415,000 in pre-tax earnings from the residential construction and land development segment offset by the losses from the commercial construction and financial services segments.

Total revenues increased $9,399,000 or 57% to $25,948,000 for the nine months ended June 30, 2002 when compared to continuing operations revenues for the same period in fiscal 2001. Construction sales increased $6,206,000 or 53% to $18,014,000. This increase was partially offset by a decrease in real estate brokerage commissions and fees of $771,000 or 37% down to $1,320,000. Securities brokerages services revenues increased 341% to $4,089,000, an increase of $3,161,000. This increase is attributable to the March 1, 2001 acquisition of Equity Securities Investments, Inc. (ESI), the Company's securities brokerage subsidiary. Although gross profits on commissions, construction and lot sales increased $613,000 or 22%, gross profit margins actually decreased 4% to 13%. Similar to the quarterly results of operations, this decrease is primarily attributable to paying higher commissions to securities brokerage sales staff. Selling, general and administrative expenses increased $814,000 or 27%. This expense increase is directly attributable to the ESI acquisition in March 2001. As a result of this acquisition, the company's corporate expense increased because of executive compensation, additional new corporate officers and increased insurance costs.

Income Taxes

The Company's effective income tax rate for the periods ended June 30, 2002 and 2001 differs from the federal statutory rate due to changes in the valuation allowance for deferred tax assets.


SEGMENT RESULTS OF OPERATIONS FOR THE
QUARTER AND NINE MONTHS ENDED JUNE 30, 2002

COMMERCIAL REAL ESTATE BROKERAGE SEGMENT:

The commercial real estate brokerage segment consists of First Commercial Real Estate Services, Inc. (First Commercial).

FOR THE QUARTER ENDED JUNE 30, 2002

This segment experienced a pre-tax loss of $7,000 for the quarter ended June 30, 2002 as compared to a pre-tax loss of $114,000 for the same period in fiscal 2001. The current period revenues are $289,000 more than in the same quarter in 2001 (a 131% increase). These increases are typical of a small commercial real estate brokerage, as timing of significant closings can affect comparability between periods. Selling, general and administrative expenses declined $34,000 or 16% in the quarter ended June 30, 2002 as compared to the same period in fiscal 2001.

FOR THE NINE MONTHS ENDED JUNE 30, 2002

This segment experienced a pre-tax loss of $24,000 for the nine months ended June 30, 2002 as compared to pre-tax earnings of $83,000 in the same period in fiscal 2001. The current period revenues are $771,000 less than in the same nine month period in 2001 (a 37% decline). These declines are typical of a small commercial real estate brokerage, as timing of significant closings can affect comparability between periods. Selling, general and administrative expenses declined $203,000 or 31% in the nine months ended June 30, 2002 as compared to the same period in fiscal 2001.

RESIDENTIAL CONSTRUCTION AND LAND DEVELOPMENT SEGMENT:

The residential construction operations are conducted in metropolitan Albuquerque, New Mexico and the surrounding areas of Rio Rancho and Los Lunas. Such operations are conducted by Charter Building & Development Corp. (Charter) and Success Venture, a joint venture. This segment also includes development activities consisting of the acquisition of raw land for development into residential home sites, which are sold to Charter or to other builders. Such land development projects may be performed under joint venture agreements or entirely by the Company. Profits on lots sold to Charter, either directly, by a subsidiary or by a joint venture, are eliminated in consolidation of this segment until the lot is removed from Charter's inventory.

FOR THE QUARTER ENDED JUNE 30, 2002

This segment experienced a decrease in pre-tax earnings of $99,000 to $89,000 for the quarter ended June 30, 2002. Overall profitability declined due to increased operating expenses in the areas of rent, marketing, health insurance and model furnishings. In addition, sales of developed lots decreased $389,000 or 60%.

Residential construction sales decreased $949,000 or 28% to $2,404,000 in the quarter ended June 30, 2002. This decline in sales is the lag effect of a general slowdown in the economy earlier in the year as the construction period for homes is approximately 120 days. Such decline is thought to be temporary, based upon current sales activity.

Gross profits on residential construction sales increased $59,000 or 25% to $291,000 for the quarter ended June 30, 2002. Gross profit margin percents were 12.1% in the quarter ended June 30, 2002 compared to 6.9% in the quarter ended June 30, 2001. The overall margin dollar increase is due to delivery of more homes (volume) and fewer sales of older speculative homes and model homes at lesser discounts.

The Company's ownership and management of a joint venture in a large subdivision also contributes to the increase in residential construction sales. As operations are conducted in a joint venture, equity earnings are recognized from the operations, as opposed to recognizing gross results of operations. Sales from this venture totaled $1,455,000 for the quarter ended June 30, 2002 and resulted in net equity earnings of $37,000 as compared to sales for the same period in fiscal 2001 which totaled $966,000 and equity earnings of $43,000. The decline as compared to the prior period is attributable primarily to the fact that gross margins decreased from 12.6% in the same period in fiscal 2001 to 9.5% in the quarter ended June 30, 2002.

Lot sales decreased $389,000 or 60% to $264,000 in the quarter ended June 30, 2002. This decrease is directly related to the aforementioned decrease in construction sales. Gross profits on lot sales decreased $75,000 or 52% to $69,000. Such decrease is directly attributable to the decrease in sales. Gross profit margins increased 4% to 26.1% which is attributable to the product mix, as a higher portion of lot sales came from a subdivision having higher profit margins.

Other significant items affecting operating results include selling, general and administrative expenses, which increased $124,000 or 70% to $300,000 in the quarter ended June 30, 2002. Interest expense, which decreased $23,000 or 88% to $3,000 in the quarter ended June 30, 2002. This decline is due to principal reductions, lower bank borrowings and use of internal financing.

FOR THE NINE MONTHS ENDED JUNE 30, 2002

This segment experienced an increase in pre-tax earnings of $1,247,000 to $1,415,000 for the nine month period ended June 30, 2002. Year to date residential construction sales of $14,248,000 represents a 75% increase from the 2001 period. Gross profits on such sales totaled $1,662,000 which represents a 111% increase from $789,000 in the 2001 period. Overall profit margins increased from 9.7% in the 2001 period to 11.7% in the 2002 period, as a result of improved cost controls, repricing of sales options and additional value engineering.

The Company's ownership and management of a joint venture in a large subdivision also contributed to the increase in residential construction sales. As operations are conducted in a joint venture, equity earnings are recognized from the operations, as opposed to recognizing gross results of operations. Sales from this venture totaled $5,481,000 for the nine month period ended June 30, 2002 and resulted in net equity earnings of $215,000 as compared to sales for the same period in fiscal 2001 which totaled $2,948,000 and equity earnings of $77,000. The gain as compared to the prior period is attributable primarily to the fact that gross margins improved from 9.5% in the same period in fiscal 2001 to 10.3% in the nine month period ended June 30, 2002.

Sales of developed lots increased $360,000 or 27.6% to $1,665,000 for the nine months ended June 30, 2002. This increase is directly related to the aforementioned increase in construction sales. Gross profits on lot sales increased $98,000 or 31.9 % to $405,000. Such increase is attributable to the product mix, as a higher portion of lot sales came from a subdivision having higher profit margins.

Other significant items affecting operating results include selling, general and administrative expenses, which increased $46,000 or 5.9% to $827,000 in the nine months ended June 30, 2002. Interest expense decreased $112,000 or 89.6% to $13,000 in the nine months ended June 30, 2002 due to principal reductions, lower bank borrowings and use of internal financing. Additionally, interest and other income increased $52,000 to $200,000 primarily due to additional construction management fees in the 2002 period.

COMMERCIAL CONSTRUCTION SEGMENT:

Commercial construction operations are conducted by Realco Construction, Inc. (Realco Construction), an Albuquerque based general contractor. Additionally, the Company has commenced operations in California under a joint venture arrangement.

FOR THE QUARTER ENDED JUNE 30, 2002

Operating results for the quarter ended June 30, 2002 resulted in a pre-tax loss of $232,000 as compared to pre-tax earnings of $159,000 in the same period in fiscal 2001. This decline in operating results was largely due to a significant decrease in gross profit margins and a change in estimated completion costs associated with several large construction projects.

Sales increased $789,000 or 125% to $1,420,000 for the quarter ended June 30, 2002. The increase in revenues was offset by a substantial increase in the aforementioned estimated completion costs of several large construction projects. Additionally, selling, general and administrative expenses increased $67,000 or 93% to $139,000 as compared to the 2001 period. The increase is primarily attributable to increased staff requirements, professional fees and insurance costs.

FOR THE NINE MONTHS ENDED JUNE 30, 2002

Operating results for the nine months ended June 30, 2002 resulted in a pre-tax loss of $192,000 as compared to pre-tax earnings of $141,000 in the same period in fiscal 2001. This decline in operating results was largely attributable to unstable overhead costs as well as performing jobs with substantially lower gross profit margins.

Sales increased $107,000 or 3% to $3,766,000; however, gross profits actually decreased $239,000 or 41% to $340,000 in the nine month period ended June 30, 2002. The increase in revenues is the result of timing of significant projects between the periods, while the decrease in gross profits is primarily attributable to a change in estimated completion costs on several projects as well as the project mix including jobs with lower built-in gross profit margins.

FINANCIAL SERVICES SEGMENT:

The financial services segment consists primarily of the operations of the parent company (Realco, Inc.), Equity Securities, Inc. (ESI), and PHS, Inc.
(PHS).

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

FOR THE QUARTER ENDED JUNE 30, 2002

The Financial Services segment realized a pre-tax loss of $392,000 for the quarter ended June 30, 2002 as compared to a pre-tax loss of $1,500,000 in the same period in fiscal 2001. The primary cause for the decreased loss is due to the Company fully impairing its investment in MI through a charge to operations of $1,210,000 which is reflected in operations for the quarter ended June 30, 2001. Without this impairment charge, the pre-tax loss for the quarter ended June 30, 2001 would have been $290,000. Other significant items affecting operating results are discussed below.

Equity Securities, Inc. (ESI) operations, which were acquired effective March 1, 2001, resulted in a pre-tax loss of $38,000 in the quarter ended June 30, 2002 as compared to a pre-tax loss of $214,000 in the quarter ended June 30, 2001. Commissions earned increased $879,000 or 142% to $1,498,000 for the quarter ended June 30, 2002. Gross profits on commissions decreased $115,000 or 44% to $144,000. The primary cause for this decline was paying securities brokers higher commissions. Additionally, interest and other income increased $88,000 or 977% to $97,000 as a result management's growth initiatives for this operation. Selling, general and administrative expenses decreased $267,000 or 51% to $253,000. The decrease is due to this operation incurring costs to accommodate growth initiatives in the 2001 period.

Net equity earnings recognized from PHS Mortgage Company were $20,000, as compared to $58,000 in the same period in fiscal 2001. In the past, this equity method investee received the majority of its business from the Company's residential real estate brokerage operations which were sold in June 2001. Management is attempting to maintain the referral relationship with the sales agents, however the buyers of these operations also promote mortgage services. Additionally, management is planning to promote the operations of PHS to other residential real estate brokerage firms. There can be no assurance that these efforts will be successful. In the event new sources of business cannot be secured, this equity investee will no longer contribute earnings to the Company.

FOR THE NINE MONTHS ENDED JUNE 30, 2002

The Financial Services segment realized a pre-tax loss of $1,318,000 for the nine months ended June 30, 2002 as compared to a pre-tax loss of $2,009,000 in the same period in fiscal 2001. The primary cause for the decreased loss is an impairment charge of $1,210,000 for the 2001 period as previously discussed. Without this charge, the 2001 pre-tax loss would have been $799,000. The resulting increased loss of $519,000 is attributable to increased executive payroll, increased general liability and health insurance costs.

Equity Securities, Inc. (ESI) operations, which were acquired effective March 1, 2001, resulted in a pre-tax loss of $366,000 in the nine months ended June 30, 2002 as compared to a pre-tax loss of $280,000 for the 2001 period. Commissions earned were $4,089,000 which were offset by related costs of $3,660,000. Additional interest and other income of $318,000 was offset by operating expenses totaling $1,113,000 resulting in the operating loss. Management is in the process of expanding these operations and is currently incurring costs to accommodate growth initiatives, such as facilities, relocation costs, broker recruiting, and segment infrastructure building. This operation is expected to be profitable in the near term.

Net equity earnings recognized from PHS Mortgage Company were $88,000, as compared to $200,000 in the same period in fiscal 2001. In the past, this equity method investee received the majority of its business from Company's residential real estate brokerage operations which were sold in June 2001. Management is attempting to maintain the referral relationship with the sales agents, however the buyers of these operations also promote mortgage services. Additionally, management is planning to promote the operations of PHS to other residential real estate brokerage firms. There can be no assurance that these efforts will be successful. In the event new sources of business cannot be secured, this equity investee will no longer contribute earnings to the Company.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company was in violation of the minimum net worth covenant relating to its subordinated sinking fund notes with a principal balance of $2,525,545. Therefore, the Trustee or Note holders have the right to deliver a Notice of Default to the Company. If Notice of Default is delivered and the violation is not cured within thirty days, the notes may be declared due and payable immediately. To cure this default, the Company would be required to raise capital of approximately $797,000.

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

In 2001, the Company used $1,424,000 of its cash for its discontinued real estate brokerage operation. Operations for the nine months ended June 30, 2002, however, showed $2,440,000 of cash being provided by continuing operations, primarily from home sales. In comparison to the same period a year ago, the amount was $457,000. During the nine months ended June 30, 2002, the Company used $3,521,000 of cash for repayment of construction advances and debt.

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

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In December 2001, the Company was named as a defendant in a lawsuit in the District Court for Hennepin County, Minnesota. The plaintiffs are certain institutional and individual customers of Miller & Schroeder Financial, Inc., a broker-dealer ("MSF"). The lawsuit was commenced against MSF, Miller & Schroeder, Inc., the parent corporation of MSF ("MSI"), and certain officers, directors and shareholders of MSI who are alleged to be controlling persons of MSI and MSF. The Company is a shareholder of MSI. James A. Arias, the Company's Chief Executive Officer, is also named as a defendant. Mr. Arias served as a director of MSI during the period covered by the plaintiff's complaint. The plaintiffs, on their own behalf and on behalf of a class of investors they seek to represent, are seeking rescission or compensatory damages with respect to debentures issued by United Homes, Inc. and purchased by the plaintiffs from or through MSF. The plaintiffs assert numerous claims against MSF and the other defendants including claims based on negligence, negligent misrepresentation, common law fraud, and violations of the Minnesota Securities Act, the Minnesota Consumer Fraud Act, the U.S. Securities Act of 1933, and the Minnesota Uniform Fraudulent Transfer Act. In January 2002, the Company and Mr. Arias filed a motion to dismiss the lawsuit with respect to them. In June 2002, the Court entered an order dismissing some but not all of the claims against the Company and Mr. Arias. The lawsuit is now in the discovery stage with respect to the remaining claims. The Company and Mr. Arias intend to defend the lawsuit vigorously. At present, the Company is unable to predict the outcome of this litigation or any exposure to loss.

The Company is engaged in various other legal proceedings incidental to its normal business activities. Management of the Company does not believe that the outcome of each such proceeding or all of them combined will have a material adverse effect on the Company's operations or financial position.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

NONE


ITEM 3. DEFAULTS IN SENIOR SECURITIES

At June 30, 2002, the Company was in violation of the minimum net worth covenant relating to its subordinated sinking fund notes with a principal balance of $2,525,545. Therefore, the Trustee or Note holders have the right to deliver a Notice of Default to the Company. If Notice of Default is delivered and the violation is not cured within thirty days, the notes may be declared due and payable immediately. At June 30, 2002, the Company would be required to raise capital of more than $797,000 to cure this default.

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At the Annual Meeting of Shareholders of the company held on June 7, 2002, the shareholders voted on and approved the following items:

(1) Election of Directors: The following persons were elected to the Board of Directors for a term of one year.

              Edward S. Adams           FOR: 4,341,058        WITHELD: 58,700
              Brad J. Buscher           FOR: 4,391,058        WITHELD:  8,700
              Gregory E. Spitzer        FOR: 4,341,058        WITHELD: 58,700
              Alan R. Woinski           FOR: 4,341,058        WITHELD: 58,700
              Laurence S. Zipkin        FOR: 4,341,058        WITHELD: 58,700

(2) Amendment to Stock Option Plan: The shareholders approved an amendment to the company's 1997 Employee Incentive Stock Plan to increase the number of shares reserved for issuance under the plan from 800,000 shares to 1,250,000 shares.

              FOR: 2,895,440            AGAINST: 360,689      ABSTAIN: 150


(3) Reincorporation Proposal: The shareholders approved an Agreement and Plan of Merger providing for the merger of Realco, Inc. into a newly formed Minnesota corporation for the purpose of changing the state of incorporation of the company from New Mexico to Minnesota, and changing the name of the corporation from "Realco, Inc." to "Oak Ridge Capital Group, Inc."

              FOR: 3,235,411            AGAINST: 20,718       ABSTAIN: 150


ITEM 5. OTHER INFORMATION

On May 6, 2002 Martin S. Orland resigned as a Board Member for personal reasons. No disagreements exist between Mr. Orland and the Company relating to operations, policies or practices which led to this resignation.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         Exhibit 99.1 Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

         Exhibit 99.2 Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

(b)      Reports on Form 8-K:

         The company filed a Report on Form 8-K dated June 7, 2002 regarding the change in the state of its incorporation from New Mexico to Minnesota, and the change in its name from "Realco, Inc." to "Oak Ridge Capital Group, Inc."

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     OAK RIDGE CAPITAL GROUP, INC.


Date: August 14, 2002                /s/ EDWARD S. ADAMS
                                     -------------------------------------------
                                     Edward S. Adams, Chief Executive Officer


Date: August 14, 2002                /s/ JAMES A. CORYEA II
                                     -------------------------------------------
                                     James A. Coryea II, Chief Financial Officer