Form 10-K
period 2002-09-30
REALCO INC /NM/
filed 2003-01-14
CIK 82409

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   (Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission File Number: 0-27552

                          OAK RIDGE CAPITAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Minnesota                                           85-0316176
--------------------------------------------------------------------------------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

    701 Xenia Avenue South, Suite 130
        Golden Valley, Minnesota                                   55416
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip code)

Registrant's telephone number, including area code: (763)923-2266

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                            No Par Value Common Stock
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The number of shares of the Registrant's common stock outstanding as of January 13, 2003 was approximately 4,843,000 and the aggregate market value of the Registrant's common stock held by non-affiliates was approximately $1,980,287.53.

                       DOCUMENTS INCORPORATED BY REFERENCE

      None

                                TABLE OF CONTENTS

                                                                            Page
                                     PART I
                                     ------
ITEM 1.  BUSINESS                                                            4
             General                                                         4
             Operating Strategy                                              5
             Financial Information                                           6
             Inventory Acquisition and Development                           6
             Internet Developments                                           6
             Competition and Market Factors                                  6
             Work Force                                                      7
ITEM 2.  PROPERTIES                                                          7
ITEM 3.  LEGAL PROCEEDINGS                                                   7
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 8

                                     PART II
                                     -------
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS                                             8
ITEM 6.  SELECTED FINANCIAL DATA                                            10
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                            11
             Overview of Continuing Operations                              11
             Business Combinations                                          12
             Results of Continuing Operations by Segment                    13
             Discontinued Operations                                        15
             Critical Accounting Policies                                   16
             Accounting Estimate on Uncompleted Construction Project        16
             Goodwill                                                       17
             Recently Issued Accounting Pronouncements                      17
             Liquidity and Capital Resources                                18
             Impact of Inflation                                            19
             Subsequent Events                                              19
             Forward Looking Statements                                     19
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK                                                    20
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        20
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE                            56

                                    PART III
                                    --------
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                 56
ITEM 11. EXECUTIVE COMPENSATION                                             58
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT                                                     64
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     65
ITEM 14. CONTROLS AND PROCEDURES                                            65

                                     PART IV
                                     -------
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K                                               66

SIGNATURES                                                                  68

                                     PART I

ITEM 1: BUSINESS.

Oak Ridge Capital Group, Inc. was originally incorporated in 1983 under the name of Realco, Inc. and under the laws of the State of New Mexico. On June 7, 2002, Realco, Inc. changed its state of incorporation to Minnesota and changed its name to Oak Ridge Capital Group, Inc. The Company and its subsidiaries are hereinafter sometimes referred to as the "Registrant" or the "Company".

The Company's principal executive offices are located at 701 Xenia Avenue South, Suite 130, Golden Valley, Minnesota 55416 and its telephone number at that location is (763) 923-2266.

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

On December 20, 2002, the Company sold its homebuilding subsidiary, Charter Building and Development Corp. Charter was responsible for the construction operations of the residential construction and land development segment. Subsequent to September 30, 2002, management has decided to terminate the operations of the commercial construction segment. Management expects to complete termination during the second quarter of fiscal 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events."

RESIDENTIAL CONSTRUCTION AND LAND DEVELOPMENT SEGMENT:

Residential construction is performed by Charter Building & Development, Corp. ("Charter"), an Albuquerque based subsidiary, and Success Venture, a 50% owned joint venture. Operations can be described as that of a general contractor, whereby the majority of construction labor and materials needs are subcontracted to third parties. Residential construction is performed in the Albuquerque metropolitan area and at September 30, 2002, backlog totaled 34 homes under contract with an indicated value of $6,000,000, as compared to 80 homes under contract with an indicated value of $13,000,000 at September 30, 2001.

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

Financial services have also included residential construction lending and home site acquisition and development lending. These financing activities were performed under participation agreements with Albuquerque based financial institutions or private investors. Such activities are no longer a significant portion of Company operations.

Prior to 2001, the Company conducted limited financial services through its 10% equity position in Miller & Schroeder, Inc., an underwriter of debt securities which ceased operations in July 2001.

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

At September 30, 2002, the Company had a backlog of commercial construction projects of $419,000 as compared to $3,800,000 in 2001. In 2001 the commercial construction segment had just received a $3,300,000 medical center renovation project that was considered in the 2001 backlog amount. In 2002, there was no such project.

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

During Fiscal 2003 it is management's intent to focus on the core financial services business and develop Oak Ridge Capital Group as a boutique investment banking firm headquartered in Minnesota, with regional offices in Arizona and New Mexico. The firm is engaged in a range of investment banking activities which include:

                  Private placement of equity or debt
                  Initial public offerings
                  Merger and acquisitions
                  Investment Advisory projects

Oak Ridge Capital Group, primarily through ESI has and will continue to work on both emerging growth and established industrial companies in a wide range of industries including:

                  Health Care
                  Technology
                  Industrial / manufacturing
                  Hospitality - restaurants / gaming /entertainment Consumer retail

FINANCIAL INFORMATION
---------------------

Financial information about the Company's business segments can be found in Note L to the consolidated financial statements presented in Item 8 of this Form 10-K and is incorporated herein by reference.

INVENTORY ACQUISITION AND DEVELOPMENT
-------------------------------------

The Company's Residential Construction and Land Development and Commercial Construction segments are the only operations with significant inventory needs. Such inventory needs consist of homesites, building materials and labor. Residential homesites are acquired either by the purchase of developed lots from third parties or by the purchase of a parcel of undeveloped land which the Company develops. The Company has also entered into joint venture agreements with other builders and developers to acquire undeveloped parcels of land for development into homesites. At September 30, 2002, the Company owned or controlled through a combination of unencumbered ownership, debt financing and purchase agreements 101 developed homesites (as compared to 189 in 2001) within the Albuquerque, New Mexico metropolitan area. Such homesites are utilized by Charter's homebuilding operations and may also be sold to other homebuilders and individuals.

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

INTERNET DEVELOPMENTS
---------------------

As part of the Company's focus to maximize opportunities and growth potential, the Company has established an internet presence. Specifically, the Company's Residential Construction and Land Development Segment has established a website which provides the Company's background and credentials, the Company's most popular floor plans, information on subdivisions where the Company is currently building and contact information. The Company's Commercial Real Estate Brokerage Services Segment maintains a website which provides Company background and credentials, property listings, information on the local market and contact information.

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

WORK FORCE
----------

As of September 30, 2002, the Company's work force totaled 99 people, including 92 employees and 7 commercial real estate sales associates. Management of the Company believes that its relations with its personnel are satisfactory and none of its employees are represented by a union.

The Company's real estate sales associates are independent contractors. As independent contractors, such personnel are paid by commission only on the basis of closed sales transactions.

The Company's construction operations normally hire independent subcontractors to provide the skilled labor needed for construction projects.


ITEM 2: PROPERTIES.

The Company leases its executive offices in Minneapolis. The Company's former executive offices in Albuquerque which are used for operations management are leased to the Company by James A. Arias, the Company's former President, who is a part owner of the building. This lease arrangement is considered a below market lease as to terms and square foot cost when compared to other leases currently in effect within the building.

Certain of the Company's operating subsidiaries occupy facilities totaling 39,000 square feet in Albuquerque, New Mexico with monthly rentals totaling $35,350 under operating leases expiring at various dates through July 2009. The Company's securities brokerage operations occupy facilities totaling 17,000 square feet in Minneapolis, Minnesota as well as a recently opened office totaling 1,700 square feet in Scottsdale, Arizona with monthly rental of $3,000 under an operating lease expiring August 2003.

Management believes all facilities are in adequate condition for their intended use and will not require substantial improvements through fiscal 2003.

As a result of discontinued operations, the Company vacated an office totaling 37,100 square feet with monthly rental costs of $37,100 under an operating lease which can be terminated in August 2007. Such facilities are currently sublet under an agreement for $23,000 per month, which includes certain contingent rentals. The sublease expired in May 2002; however the sublease has been extended through April 2003. Beginning in May 2003 the space will be vacant; First Commercial has been awarded the contract to lease the facility for May 2003 occupancy. The likelihood of finding a tenant by May 2003 is unknown at this time. Obligations relating to other facilities associated with discontinued operations were assumed by the purchasers.


ITEM 3: LEGAL PROCEEDINGS.

In December 2001, the Company was named as a defendant in a lawsuit in the District Court for Hennepin County, Minnesota. The plaintiffs are certain institutional and individual customers of Miller & Schroeder Financial, Inc., a broker-dealer ("MSF"). The lawsuit was commenced against MSF, Miller & Schroeder, Inc., the parent corporation of MSF ("MSI"), and certain officers, directors and shareholders of MSI who are alleged to be controlling persons of MSI and MSF. The Company is a shareholder of MSI. James A. Arias, the Company's former Chief Executive Officer, is also named as a defendant. Mr. Arias served as a director of MSI during the period covered by the plaintiff's complaint. The plaintiffs, on their own behalf and on behalf of a class of investors they seek to represent, are seeking rescission or compensatory damages with respect to debentures issued by United Homes, Inc. and purchased by the plaintiffs from or through MSF. The plaintiffs assert numerous claims against MSF and the other defendants including claims based on negligence, negligent misrepresentation, common law fraud, and violations of the Minnesota Securities Act, the Minnesota Consumer Fraud Act, the U.S. Securities Act of 1933, and the Minnesota Uniform Fraudulent Transfer Act. In January 2002, the Company and Mr. Arias filed a motion to dismiss the lawsuit with respect to them. A hearing on the motion to dismiss the lawsuit was held in March 2002; the outcome of this motion was a partial dismissal of claims however, the remaining complaint items are still under the courts consideration. As of January 13, 2003, the remaining complaint items have not as yet been dismissed. If they are not dismissed, the Company and Mr. Arias intend to defend the lawsuit vigorously. At present, the Company is unable to predict the outcome of this litigation or any exposure to loss.

The Company is engaged in various other legal proceedings incidental to its normal business activities. Management of the Company does not believe that the outcome of each such proceeding or all of them combined will have a material adverse effect on the Company's operations or financial position.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of the 2002 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.


                                     PART II


ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION
------------------

The Company's common stock was traded on the NASDAQ National Market under the symbol "RLCO". In June 2002 in connection with the Company's reincorporation and name change to Oak Ridge Capital Group, Inc. the NASDAQ National Market symbol was changed to "ORCG". The following table sets forth for the periods indicated, the high and low sales prices as reported.

                                                              Fiscal 2002                     Fiscal 2001
                                                      -----------------------------    --------------------------
                                                         High              Low           High            Low
                                                      ------------     ------------    ----------    ------------
             First Quarter                                2.250            1.650           3.000         1.313
             Second Quarter                               1.870            1.352           2.625         1.688
             Third Quarter                                1.800            0.550           2.500         1.250
             Fourth Quarter                               1.850            0.150           2.300         1.090

On December 10, 2002, the Company received a NASDAQ Staff Determination Notification that the Company had failed to maintain a minimum market value of publicly held shares ("MVPHS") of $5,000,000 over the previous 30 consecutive trading days, and, as a result, did not comply with Markeplace Rule 4450(e)(1). The Staff Determination Notification also noted that the Company had not complied with the minimum $1.00 bid price requirement set forth in Marketplace Rule 4450(a)(5). Because of these two non-compliance items the Company's securities are subject to delisting from the NASDAQ National Market. The Company has requested a hearing before a NASDAQ Listing Qualifications Panel to review the Staff Determination. There can be no assurance the Panel will grant the Company's request for continued listing.

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK
---------------------------------------------

As of January 13, 2003, there were approximately 70 holders of record of the Company's common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
------------------------------------------------------------------

The following table sets forth information as of September 30, 2002, with respect to common stock issuable under the Company's compensation plans and arrangements.

                                                                                              Number of securities
                                                                                            remaining available for
                                        Number of securities to      Weighted-average        future issuance under
                                        be issued upon exercise      exercise price of     equity compensation plans
                                        of outstanding options,    outstanding options,      (excluding securities
Plan Category                             warrants and rights       warrants and rights     reflected in column (a))
-------------                             -------------------       -------------------     ------------------------
                                                  (a)                        (b)                         (c)
Equity compensation plans approved
by security holders:                              630,000                   $2.01                      620,000

Equity compensation plans not
approved by security holders:                       5,000                   $2.50                            0

Total                                             635,000                   $2.01                      620,000

ITEM 6: SELECTED FINANCIAL DATA.

The tables below summarize certain consolidated financial data of the Company, which reflects discontinued operations related to its June 2, 2001 sale of the residential real estate brokerage operations.

                                                                 Years ended September 30,
                                       ------------------------------------------------------------------------------
                                            2002            2001            2000             1999            1998
                                       -------------    ------------    ------------     ------------    ------------
                                                         (In thousands, except per share amounts)
                                                            (a)              (b)              (c)
Operating revenues from continuing
   operations                             $ 31,330         $ 20,960        $ 28,661         $ 24,292        $ 14,214

Earnings (loss) from continuing
   operations                               (2,038)          (2,917)            (13)             561            (710)

Earnings (loss) from continuing
   operations per common share -
   basic and diluted                          (.41)            (.27)           (.04)             .20            (.30)

Total assets                                14,249           20,457          23,531           27,677          28,368

Debt                                         4,381            8,333           8,959           12,011          15,565

Cash dividends declared per common
   share                                        --               --              --               --              --

--------------------
(a) The 2001 results were affected by the acquisition of Equity Securities Investments, Inc. on March 1, 2001.

(b) The 2000 results were affected by the acquisition of Financial Services Group, Inc. on June 1, 2000.

(c) The 1999 results were affected by the acquisition of TI Construction, Inc. on August 1, 1999.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW OF CONTINUING OPERATIONS (DOLLARS IN THOUSANDS)
--------------------------------------------------------

FISCAL 2002 VS. 2001

The results of consolidated continuing operations were a pre-tax loss of $2,097 in 2002 compared to a pre-tax loss of $3,182 in 2001. The loss size between 2002 and 2001 was reduced by $1,144 because in 2001 the Company took a one-time impairment charge of $1,210 in the financial services segment for the Company's investment in MSI MSI ceased operations in 2001. Another segment contributing to the loss change was commercial construction which lost $827 in 2002 compared to $631 in 2001.

The operating results of these segments are discussed in more detail below.

Operating revenues increased $10,370 or 49% to $31,330 in 2002. The change occurred with three segments reporting revenue increases offset by one segment reporting decreased revenues. The segments with the largest dollar increases were in the residential construction and land development segment which showed a $7,503 increase in homebuilding to $18,090 or 71% increase over 2001; the related land development sales increase of $412 to $2,312. The securities brokerage subsidiary showed a 133% increase or $2,547 over 2001 to close out 2002 at $4,461 of revenues. The increase was due to the fact that in 2001 this segment had been purchased six months into the 2001 fiscal year (March 2001) resulting in only six months of revenue compared to twelve full months in 2002.

Selling, general and administrative expenses increased $1,706 or 42% to $5,805 in 2002; the increase was due to many factors including a $390 increase in the liability related to the sub-lease income shortfall versus the lease obligation for a facility no longer used in operations, an increase in the Company's Directors and Officers liability insurance, and increased staffing costs in the securities brokerage operation which is building future infrastructure. Also, the acquisition of ESI in 2001 had only six months of expense compared to a full twelve months in 2002.

Other significant items affecting results of operations include an impairment of $1,210 recorded on the Company's investment in MSI in 2001, which ceased operations in 2001 and sold its net operating assets in a transaction resulting in no net proceeds available for distribution to shareholders.

The Company recognized other comprehensive income of $89 in 2002 as a result of net unrealized gains on available for sale securities as compared to other comprehensive losses of $619 on net unrealized losses on available for sale securities in 2001. Other comprehensive income (loss) is a component of equity and is not recognized in the statement of operations until the sale of the underlying securities. Comprehensive income (loss) fluctuated substantially between the periods as a result of significant changes in quoted market prices on thinly-traded common stocks in public companies which the Company owns as a result of its venture capital operations several years ago.

The Company recognized a redemption benefit on the conversion of Series A and Series B preferred stock of $2,180 in 2001, which is presented as a negative preferred stock dividend requirement in the Consolidated 2001 Statement of Operations to arrive at net loss applicable to common shares.

The Company's effective income tax rate differs from statutory rates primarily due to changes in the valuation allowance for deferred income taxes.

FISCAL 2001 VS. 2000

The results of consolidated continuing operations were a pre-tax loss of $3,182 in 2001 compared to a pre-tax loss of $44 in 2000. The additional loss of $3,138 is primarily attributable to the financial services segment which realized a pre-tax loss of $2,737 in 2001 compared to a pre-tax loss of $123 in 2000 and the commercial construction segment recognizing a pre-tax loss of $631 in 2001 compared to a pre-tax loss of $184 in 2000. The operating results of these segments are discussed in more detail below.

Operating revenues decreased $7,701 or 27% to $20,960 in 2001. Such decline is primarily the result of a $10,637 or 39% decrease in construction and developed lot sales as offset by a $1,022 or 69% increase in real estate brokerage commissions and fees and $1,914 in securities brokerage commissions and fees resulting from the 2001 acquisition of ESI. Cost of revenues decreased $6,806 or 27% to $18,221 in 2001, which is proportionate to the decrease in operating revenues.

Selling, general and administrative expenses increased $751 or 22% to $4,099 in 2001. Of this increase, $618 is the result of the 2001 acquisition of ESI.

Other significant items affecting results of operations include an impairment of $1,210 recorded on the Company's investment in MSI, which ceased operations in 2001 and sold its net operating assets in a transaction resulting in no net proceeds available for distribution to shareholders.

The Company recognized an other comprehensive loss of $619 in 2001 as a result of net unrealized losses on available for sale securities as compared to other comprehensive income of $757 on net unrealized gains on available for sale securities in 2000. Other comprehensive income (loss) is a component of equity and is not recognized in the statement of operations until the sale of the underlying securities. Comprehensive income (loss) fluctuated substantially between the periods as a result of significant changes in quoted market prices on thinly-traded common stocks in public companies which the Company owns as a result of its venture capital operations several years ago.

The Company recognized a redemption benefit on the conversion of Series A and Series B preferred stock of $2,180 in 2001, which is presented as a negative preferred stock dividend requirement in the Consolidated Statement of Operations to arrive at net loss applicable to common shares.

The Company's effective income tax rate differs from statutory rates primarily due to changes in the valuation allowance for deferred income taxes.

BUSINESS COMBINATIONS
---------------------

The Company's growth has been achieved primarily through acquisitions, subsequent to its public offering in 1996. Following is a brief description of such acquisitions and terms affecting continuing operations.

In fiscal 1996, the Company acquired the outstanding stock of Amity, Inc., an Albuquerque based commercial construction contractor for 24,297 shares of Series D Preferred Stock of the Company. Additionally, the Company acquired a 49.99% partnership interest for $63 in PHS Mortgage Company, which originates and sells residential mortgages.

In fiscal 1997, the Company purchased the net assets and business of First Commercial Real Estate Services, Inc. (an Albuquerque based commercial real estate brokerage company) for a cash payment of $265.

In fiscal 1999, the Company acquired certain net assets and the business of TI. The acquisition of this commercial contractor, which specializes in veterinary clinics, was made through the issuance of 67,000 shares of Company common stock held in treasury.

In fiscal 2000, the Company acquired the outstanding common stock of Financial Services Group, Inc. (FSG) for 680,000 common shares of Realco. The primary assets of FSG consisted of 650,000 common shares of Realco, which were cancelled upon delivery. This acquisition resulted in an additional financial services entity within the Realco structure. FSG was previously under the control of James A. Arias, Realco's former President and Chief Executive Officer.

In fiscal 2001, the Company acquired all the outstanding stock of ESI, a Minneapolis based broker and dealer in securities for 484,000 shares of newly issued Series D Preferred Stock, which was converted to approximately 1,452,000 shares of Company common stock upon shareholder approval in November 2001. This transaction broadened the Company's focus on financial services.

RESULTS OF CONTINUING OPERATIONS BY SEGMENT (DOLLARS IN THOUSANDS)
------------------------------------------------------------------

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

RESIDENTIAL CONSTRUCTION AND LAND DEVELOPMENT SEGMENT:

FISCAL 2002 VS. 2001

Residential construction and land sales increased $7,914 or 63% to $20,402 in 2002. This increase in sales, and realized higher gross margins resulted in $1,145 in additional gross profits over 2001. The sales increase is a function of more homes sold in 2002 than in 2001, higher gross margins realized over 2001 and a generally overall good housing market for the region.

Residential construction sales of $18,090 represent a 71% increase over 2001. This increase resulted from strong production in the first, second and third quarters, as offset by a fourth quarter decrease. Gross profit margins on such sales increased from 10% to 11% in 2002, yielding gross profits of $2,030 as compared to $1,066 in 2001.

Sales of developed lots increased $412 or 22% to $2,312 in 2002. This increase is largely attributable to the sale of three estate-sized lots which totaled $510. Such lots represent a portion of the five lots received for the assignment of a partnership interest as reported in prior filings. Gross profit margins on lot sales remained constant at approximately 25%, resulting in gross profits of $585 in 2002.

FISCAL 2001 VS. 2000

This segment realized pre-tax earnings of $370 in 2001 as compared to $465 in 2000. While earnings were relatively comparable between the periods, there were significant fluctuations in certain revenue and expense items.

Residential construction sales decreased $7,685 or 42% to $10,587 in 2001 as a result of fewer homes being contracted in early 2001, as well as certain sales being made under a joint venture arrangement whereby the Company only records equity earnings, not gross sales. The decrease in gross profits was limited to $528 or 33% to $1,066 in 2001 as a result of profit margins increasing from 8.7% to 10.0%. Such increase is attributable to selling certain model and speculative homes at discounts in 2000.

Sales of developed lots decreased $1,048 or 36% to $1,900 which is directly related to the decline in construction sales.

Profits on lots sold to Charter, either directly by a subsidiary or by a joint venture, are eliminated in consolidation of this segment until the lot is removed from Charter's inventory. Such profits totaled $353 at September 30, 2001 as compared to $148 at September 30, 2000.

Net equity earnings of investees of $135 were recognized in 2001 as compared to a loss of $29 in 2000 which relates to the Company's 50% interest in a home building joint venture. This venture generated earnings in 2001 as the underlying subdivision was a start-up in the prior year. Interest and other income increased $82 to $236 as a result of additional construction management fees earned by the Company. The majority of these construction management fees relate to services provided to the aforementioned joint venture.

Selling, general and administrative expenses decreased $251 or 20% to $990. Such decrease is management's reaction to a temporary decline in sales activity. Interest expense decreased $291 or 40% as a result of scheduled debt reduction payments associated primarily with lot inventory financing agreements.

COMMERCIAL REAL ESTATE BROKERAGE SEGMENT:

FISCAL 2002 VS. 2001

This segment recognized pre-tax earnings of $21 in 2002 as compared to pre-tax earnings of $110 in 2001. Brokerage commissions and fees decreased $513 or 20% to $1,987. The decrease in revenues is a function of general economic conditions which were stagnant in fiscal 2002 and the fact that the number of large transactions closed by the Company in 2002 was less than those closed in 2001. Selling, general and administrative expenses decreased $119 or 14% to $709 in 2002.

FISCAL 2001 VS. 2000

This segment recognized pre-tax earnings of $110 in 2001 as compared to a pre-tax loss of $111 in 2000. Brokerage commissions and fees increased $1,022 or 69% to $2,503 resulting in an increase in company dollar of $327 or 52% to $954. The increase in revenues is a function of an increased agent count, as well as closing several large transactions during the year. The percentage increase in company dollar was less than the percentage increase in brokerage commissions as agents retain a greater percentage of the commission as productivity increases. Selling, general and administrative expenses increased $128 or 18% to $828 in 2001 as a result of incurring a full year's operating expenses in the Las Cruces office and the expanded Albuquerque office.

FINANCIAL SERVICES SEGMENT:

FISCAL 2002 VS. 2001

This segment, which includes certain unallocated operating expenses of the parent company, realized a pre-tax loss of $2,548 in 2002 as compared to pre-tax loss of $2,737 in 2001. The losses are attributable to several factors. The most significant of which is an impairment charge of $1,210 in 2001 relating to the Company's investment in MSI, which ceased operations in 2001 and sold its net operating assets in a transaction resulting in no net proceeds available for distribution to shareholders. Additionally, ESI had a total loss of $1,031 in 2002; $831 from operations and $200 from a goodwill impairment charge. Other significant items affecting operations are discussed in more detail below.

Net equity earnings of PHS from its partnership interest in a mortgage banker totaled $139 for 2002 as compared to $217 in 2001. This decline is attributable to the sale of the residential brokerage operations, which was the primary source of financing activities for this mortgage banker. The continued success of PHS is dependent upon securing an alternative source of business.

Net equity earnings of other investees decreased $67 to a loss of $25 in 2002 as a result of non-recurring transactions in the prior year.

Interest expense decreased from $648 to $337 in 2002 as a result of amortization of debt discount of $26 associated with subordinated debt financing, as reduced by interest savings associated with scheduled debt reductions. The operations of ESI resulted in a pre-tax loss of $1,031 in 2002 compared to a pre-tax loss of $518 in 2001. Anticipated revenues from a large private placement did not materialize at the beginning of fourth quarter; the result, revenues ended the year at $4,461, approximately $1,000 below management forecast. The prevailing malaise affecting the financial markets resulted in fewer underwriting opportunities and higher than anticipated selling, general and administrative expense of $1,339. Management with the Board's concurrence has set the Company's strategic direction for ESI to become a merchant banking enterprise; this strategic direction of the Company requires front end infrastructure expense which was spent in 2002. The $1,031 loss includes approximately $600 of one time expenses incurred in attempts to expand operations and $200 for a goodwill impairment charge. As a result of recently improved conditions in the securities market, management anticipates profitable operations for this subsidiary in upcoming periods.

FISCAL 2001 VS. 2000

This segment, which includes certain unallocated operating expenses of the parent company, realized a pre-tax loss of $2,737 in 2001 as compared to pre-tax earnings of $123 in 2000. This decline in earnings is attributable to several factors. The most significant of which is an impairment charge of $1,210 relating to the Company's investment in MSI, which ceased operations in 2001 and sold its net operating assets in a transaction resulting in no net proceeds available for distribution to shareholders. Additionally, a pre-tax loss of $518 resulted from operations of ESI, which was acquired in March 2001. Other significant items affecting operations are discussed in more detail below.

Net equity earnings of PHS from its partnership interest in a mortgage banker totaled $217 for 2001 as compared to $254 in 2000. This decline is attributable to the sale of the residential brokerage operations, which was the primary source of financing activities for this mortgage banker. The continued success of PHS is dependent upon securing an alternative source of business.

Net equity earnings of other investees decreased $133 to $41 in 2001 as a result of non-recurring transactions in the prior year.

Interest expense increased from $484 to $648 in 2001 as a result of amortization of debt discount of $185 associated with interim financing, as reduced by interest savings associated with scheduled debt reductions.

Other significant items affecting earnings were net gains on sales of available for sale securities of $118 in 2000 as compared to net losses of $203 in 2001.

The operations of ESI resulted in a pre-tax loss of $518. Such loss in attributable to lower than anticipated revenues of $1,914 for the period as a result of market conditions limiting the securities underwriting opportunities and higher than anticipated selling, general and administrative expenses of $618 which is a result of additional costs incurred in attempts to expand operations.

COMMERCIAL CONSTRUCTION SEGMENT:

FISCAL 2002 VS. 2001

This segment realized a pre-tax loss of $827 in 2002 as compared to $631 in 2001. This loss increase was primarily due to contracts with lower gross profit margins and increases in overhead costs.

FISCAL 2001 VS. 2000

This segment realized a pre-tax loss of $631 in 2001 as compared to $184 in 2000. The additional loss is primarily the result of $488 or 77% decline in gross profits on construction sales. The reduction in gross profits is attributable to a $1,905 or 32% decrease in construction sales, and a decrease in profit margins to 3.7% in 2001 from 10.7% in 2000. Sales decreased due to fewer large construction projects in 2001, which resulted in a comparable decrease in gross profits. However, gross profits and profit margins were further reduced by an $184 accrual of an estimated loss on a contract in process at September 30, 2001 as well as cost overruns on some projects during the year. Operating expenses were comparable between the periods.

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

Net proceeds from the sale of the residential brokerage operations totaled $4,101, resulting in a loss on disposal of $137 after income tax expense of $815. A loss of $705 relating to remaining costs in a leased office facility was also accrued in connection with this disposition of operations and is a component of the loss on disposal. The effective income tax rate on this disposal was affected by non-deductible goodwill. In addition, discontinued operations resulted in after tax losses of $713 and $921 for the years ended September 30, 2001 and 2000.

Certain other financial information about these discontinued operations can be found in Note S to the consolidated financial statements presented in Item 8 of this Form 10-K.

CRITICAL ACCOUNTING POLICIES
----------------------------

Accounting Estimate of Liability for Facility Lease Obligation
--------------------------------------------------------------

As described in Note S, the Company sold its residential brokerage operations, resulting in a leased office facility no longer being used for operating purposes.

Minimum future rental payments under this operating lease, which can be terminated in August 2007, are as follows:

           Year ending September 30
                    2003                                   $     445
                    2004                                         445
                    2005                                         445
                    2006                                         445
                    2007                                         408
                                                           ---------
                                                           $   2,188
                                                           =========

This facility is sublet under an agreement expiring in April 2003, which provides for rental payments based upon a percentage of tenant revenues. Rental receipts were $287 in 2002.

In connection with this facility, the Company recorded an estimated loss of $705 during 2001 as a component of loss on disposal of discontinued operations relating to its remaining costs in the facility, including leasehold improvements and remaining rental payments, reduced by sublease income. On an ongoing basis, the Company recognizes a liability for the remaining rental payments, reduced by sublease income. This liability totaled $736 and $620 at September 30, 2002 and 2001, respectively, and is included in accounts payable and accrued liabilities. Sublease income has been estimated based on the existing sublease and on management's estimate of probable future sublease income which is predicated on current economic conditions. Adverse changes in economic conditions could negatively affect management's estimate of probable future sublease income which could result in the Company recognizing additional losses on this facility. During 2002, the Company recognized an additional loss of $390 due primarily to changes in estimated sublease income.

ACCOUNTING ESTIMATE ON UNCOMPLETED CONSTRUCTION PROJECT
-------------------------------------------------------

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

The Company currently is the general contractor for a $3.5 million medical center renovation project. The project is behind schedule and the contract provides for financial penalties if the project is not completed on time. The project delays have been for various reasons, some that were under Realco Construction control, some that were not. The project is currently scheduled for completion in February 2003. If additional delays should occur the owner of the project has the right to seek damages for the delay. As of this filing, the project is expected to be completed by the deadline. The Company has the right to "put down" to respective subs any costs which the Company may incur as a result of inadequate or non-timely performance by the sub-contractor. The Company, if penalized, will use that remedy to contain the project costs. The Company currently estimates that the project will be minimally profitable.

GOODWILL
--------

During 2001 and 2000, goodwill was amortized using the straight-line method over 15 to 20 years and the Company assessed the recoverability of goodwill by determining whether the amortization of the asset balance over its remaining life could be recovered through the undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, was measured based on projected discounted future operating cash flows. Effective October 1, 2001, the Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Major provisions of these statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling-of-interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented, or exchanged, either individually or as a part of a related contract, asset, or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment at least annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In June 2001, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on its consolidated financial position or results of operations.

In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for fiscal year beginning October 1, 2002. The Company expects that the sale of Charter (see Note W) will be reported in accordance with SFAS No. 144.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed corrections. The Company does not expect SFAS No. 145 to have a material effect on its consolidated financial position or results of operations.

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issues No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The Statement is effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged. The Company estimates that the new standard will not have a material effect on its consolidated financial statements but is still in the evaluation process.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 2002, the Company is in violation of certain covenants relating to the subordinated sinking fund notes. Therefore, the trustee or noteholders have the right to deliver a Notice of Default to the Company. If Notice of Default is delivered and the violation is not cured within 30 days, the notes may be declared due and payable immediately.

The Company has continued to make the scheduled debt service payments on the subordinated sinking fund notes and the principal balance of these notes was reduced by $800 to $1,750 in December 2002. If these obligations were declared immediately due and payable the Company's cash position and working capital would be adversely affected. If demand payment is required, management believes it will be able to satisfy the obligation and maintain adequate working capital for the Company's operations over the ensuing twelve months as follows:

      1. Utilization of existing cash reserves.
      2. Sale of assets and operating subsidiaries not in strategic plan
      3. Utilization of expected positive cash flow provided by operations.
      4. Reducing operating expenses and other expenditures.
      5. Securing funds from other lenders as may become available.

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

Cash and cash equivalents decreased $1,674 or 47% to $1,873 at September 30, 2002. The cash decrease is due to cash used in financing activities of $3,980 of which construction advance payoffs of $2,948 plus debt service payments of $1,232 comprise the largest uses of cash. Investing activities utilized $274 of which $124 was capital expenditures. As offsets to these uses of cash, operations provided $2,580 of cash flow. Sales of homes (inventory reduction on cash flow statement) provided $4,987. An additional $652 was provided by depreciation, amortization and impairment. These amounts were offset by the losses from continuing operations of $2,038.

Accounts receivable increased to $2,099 or 98% requiring the use of cash of $889 during the year ended September 30, 2002. This increase was caused by the construction and homebuilding segments; construction can fluctuate significantly at times, depending upon current projects. The Company embarks on prompt and timely payment to its sub-contractors to insure dependability of service.

There were no material changes in borrowings under construction advances and notes payable collateralized by inventory. Such borrowings are typically under separate construction loans for each home constructed with the underlying home pledged as collateral.

The ability of the Company to expand its business in recent years has been due in part to the addition of working capital from the public securities offering. The Company intends to continue to apply its capital resources to expand its business by establishing or acquiring complementary operations with emphasis in boutique investment banking opportunities. It is expected that future cash needs will be financed by a combination of cash flows from land sales, and investment banking activities. If needed, other financing or capital raising arrangements may become available to the Company based on results of the investment banking activities..

The Company does not have any material commitments for capital expenditures for fiscal 2003.

IMPACT OF INFLATION
-------------------

The Company's business is significantly affected by general economic conditions, particularly by inflation and its generally associated adverse effect on interest rates and the securities market.

SUBSEQUENT EVENTS
-----------------

On December 20, 2002, the Company sold its homebuilding subsidiary, Charter Building and Development Corp. (Charter), to a private investor group which includes certain current employees and stockholders and former officers of the Company. Charter was responsible for the construction operations of the residential construction and land development segment. The Company will continue its land development operations. The selling price was $3,129, consisting of the following:

         Cash funded by the private investor group                        $  800
         Cash funded by Charter, including additional draws
            on construction and development lines of credit                1,200
         Promissory note collateralized by Charter's common stock          1,129
                                                                          ------
                                                                          $3,129
                                                                          ======

A current stockholder and former officer was responsible for brokering the deal between the Company and the private investor group and received a $120 fee upon completion of the sale.

The Company will continue as guarantor of Charter's construction and development lines of credit. Management believes that no significant gain or loss will result from the sale. Revenues of Charter were $18,344, $11,546, and $18,431 for 2002, 2001 and 2000, respectively.

Subsequent to September 30, 2002, management began evaluating the Company's commercial construction segment due to continuing operating losses. As a result of this evaluation, management has decided to terminate the operations of the commercial construction segment. Management expects to complete termination during the second quarter of fiscal 2003, but does not anticipate any significant costs or losses associated with this termination.

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

The following table shows the values of the Company's securities owned ("long") and securities sold but not yet purchased ("short") positions as of September 30, 2002: (1)

        Securities owned:
            Trading securities - corporate equities                                       $ 187
            Investment securities - corporate equities and non-marketable securities         19
            Available for sale securities                                                   451
                                                                                          -----
                                                                                          $ 657
                                                                                          =====

            Securities sold but not yet purchased - corporate equities                    $  19
                                                                                          =====

-------------
(1) Securities owned and securities sold but not yet purchased that are readily marketable are carried at quoted market values. Trading and investment securities not readily marketable are carried at fair market value as determined by management.

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


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Report of Independent Certified Public Accountants...........................21

Consolidated Balance Sheets as of September 30, 2002 and 2001................22

Consolidated Statements of Operations for the Years Ended
September 30, 2002, 2001 and 2000............................................23

Consolidated Statement of Stockholders' Equity for the Years Ended
September 30, 2002, 2001 and 2000............................................24

Consolidated Statements of Cash Flows for the Years Ended
September 30, 2002, 2001 and 2000............................................26

Notes to Consolidated Financial Statements...................................28

               Report of Independent Certified Public Accountants
               --------------------------------------------------


Board of Directors and Stockholders
Oak Ridge Capital Group, Inc.

We have audited the accompanying consolidated balance sheets of Oak Ridge Capital Group, Inc. (formerly, Realco, Inc.) and Subsidiaries, as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oak Ridge Capital Group, Inc. and Subsidiaries, as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A11 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

We have also audited Schedule II - Valuation And Qualifying Accounts for each of the three years in the period ended September 30, 2002. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.


GRANT THORNTON LLP

Oklahoma City, Oklahoma
January 10, 2003

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  September 30,

                             (Dollars in thousands)

                                                                 2002        2001
                                                               --------    --------
ASSETS
  Cash and cash equivalents                                    $  1,873    $  3,547
  Restricted cash                                                   341         481
  Available for sale securities                                     451         307
  Securities owned                                                  206         443
  Accounts receivable, net                                        2,099       1,060
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                            38          12
  Inventories                                                     5,848      10,835
  Property & equipment - at cost, net                               535         580
  Investments - equity method                                       728         472
  Goodwill                                                        1,352       1,618
  Other assets                                                      778       1,102
                                                               --------    --------
                                                               $ 14,249    $ 20,457
                                                               ========    ========

LIABILITIES
  Notes payable                                                $  2,736    $  3,740
  Construction advances and notes payable, collateralized by
    inventories                                                   1,645       4,593
  Accounts payable and accrued liabilities                        3,080       3,410
  Billings in excess of cost and estimated earnings on
    uncompleted contracts                                           204          41
  Escrow funds held for others                                      341         481
                                                               --------    --------
                                                                  8,006      12,265

STOCKHOLDERS' EQUITY

  Preferred stock - authorized, 500,000 shares Series D;
    issued and outstanding, none in 2002 and 484,000 shares
    in 2001, stated at liquidation value                             --       2,087
  Common stock - no par value; authorized, 50,000,000
    shares; issued 4,843,023 shares in 2002 and 3,388,642
    shares in 2001                                               13,165      11,078
  Accumulated deficit                                            (7,147)     (5,109)
  Accumulated other comprehensive income                            227         138
                                                               --------    --------
                                                                  6,245       8,194
  Less common stock held in treasury - at cost, 700 shares            2           2
                                                               --------    --------
                                                                  6,243       8,192
                                                               --------    --------
                                                               $ 14,249    $ 20,457
                                                               ========    ========

                             See accompanying notes.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years ended September 30,

                (Dollars in thousands, except per share amounts)

                                                              2002           2001           2000
                                                           -----------    -----------    -----------
REVENUES
  Real estate brokerage commissions and fees               $     1,987    $     2,503    $     1,481
  Securities brokerage commissions and fees                      4,461          1,914             --
  Construction sales                                            22,570         14,643         24,232
  Sales of developed lots                                        2,312          1,900          2,948
  Equity in net earnings of investees                              344            394            400
  Interest and other, net                                          920            539            385
                                                           -----------    -----------    -----------
                                                                32,594         21,893         29,446
COSTS AND EXPENSES
  Cost of real estate brokerage revenue                          1,201          1,549            854
  Cost of securities brokerage revenue                           4,392          1,746             --
  Cost of construction sales                                    20,551         13,429         22,001
  Cost of developed lots sold                                    1,727          1,497          2,172
  Selling, general, administrative and other                     5,805          4,099          3,348
  Depreciation and amortization                                    386            404            290
  Impairment of goodwill                                           266             --             --
  Interest                                                         363            803            825
  Loss on investments                                               --          1,548             --
                                                           -----------    -----------    -----------
                                                                34,691         25,075         29,490
                                                           -----------    -----------    -----------
    Loss from continuing operations before income taxes         (2,097)        (3,182)           (44)
INCOME TAX BENEFIT                                                 (59)          (265)           (31)
                                                           -----------    -----------    -----------
      LOSS FROM CONTINUING OPERATIONS                           (2,038)        (2,917)           (13)

DISCONTINUED OPERATIONS
  Loss from discontinued operations, net of income taxes            --           (713)          (921)
  Loss on disposal of discontinued operations,
    net of income taxes                                             --           (137)            --
                                                           -----------    -----------    -----------
      NET LOSS                                                  (2,038)        (3,767)          (934)

PREFERRED STOCK DIVIDEND REQUIREMENT
   (REDEMPTION BENEFIT) - NET                                     (154)        (2,027)           112
                                                           -----------    -----------    -----------
      NET LOSS APPLICABLE TO COMMON SHARES                 $    (1,884)   $    (1,740)   $    (1,046)
                                                           ===========    ===========    ===========

BASIC AND DILUTED LOSS PER COMMON SHARE
  Loss per common share from continuing operations         $      (.41)   $      (.27)   $      (.04)
                                                           ===========    ===========    ===========
  Loss per common share                                    $      (.41)   $      (.53)   $      (.36)
                                                           ===========    ===========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                   4,642,356      3,279,607      2,900,015
                                                           -----------    -----------    -----------

                             See accompanying notes.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  Years ended September 30, 2002, 2001 and 2000

                             (Dollars in thousands)

                                               Series A       Series B
                                              preferred      preferred       Series D
                                               stock 6%       stock 3%      preferred        Common
                                              cumulative     cumulative       stock          stock
                                             ------------   ------------   ------------   ------------
Balance at October 1, 1999                   $        799   $      2,129   $         --   $      7,909
   Purchase of common stock for treasury               --             --             --             --
   Issuance of treasury stock                          --             --             --             (8)
   Issuance of common stock in acquisition             --             --             --          1,445
   Cancellation of common stock acquired               --             --             --         (1,381)
   Comprehensive loss
     Net loss                                          --             --             --             --
     Other comprehensive income
       Unrealized gain on investments, net             --             --             --             --
     Comprehensive loss
                                             ------------   ------------   ------------   ------------

Balance at September 30, 2000                         799          2,129             --          7,965
   Conversion of Series A and Series B
     preferred stock                                 (799)        (2,129)            --          2,928
   Issuance of Series D preferred stock in
     acquisition                                       --             --          2,087             --
   Issuance of warrants                                --             --             --            185
   Comprehensive loss
     Net loss                                          --             --             --             --
     Other comprehensive income                        --             --             --             --
       Unrealized loss on investments, net             --             --             --             --
     Comprehensive loss
                                             ------------   ------------   ------------   ------------

Balance at September 30, 2001                          --             --          2,087         11,078
   Conversion of Series D preferred stock              --             --         (2,087)         2,087
   Comprehensive loss
     Net loss                                          --             --             --             --
     Other comprehensive income
       Unrealized gain on investments, net             --             --             --             --
     Comprehensive loss
                                             ------------   ------------   ------------   ------------

Balance at September 30, 2002                $         --   $         --   $         --   $     13,165
                                             ============   ============   ============   ============

                             See accompanying notes.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - CONTINUED
                 Years ended September 30, 2002, 2001, and 2000

                             (Dollars in thousands)

                                                                             Accumulated
                                                                                other
                                             Accumulated       Treasury      comprehensive
                                               deficit          stock           income          Total
                                             ------------    ------------    ------------    ------------
Balance at October 1, 1999                   $       (408)   $        (31)   $         --    $     10,398
   Purchase of common stock for treasury               --             (12)             --             (12)
   Issuance of treasury stock                          --              41              --              33
   Issuance of common stock in acquisition             --              --              --           1,445
   Cancellation of common stock acquired               --              --              --          (1,381)
   Comprehensive loss
     Net loss                                        (934)             --              --            (934)
     Other comprehensive income
       Unrealized gain on investments, net             --              --             757             757
                                                                                             ------------
     Comprehensive loss                                                                              (177)
                                             ------------    ------------    ------------    ------------

Balance at September 30, 2000                      (1,342)             (2)            757          10,306
   Conversion of Series A and Series B
     preferred stock                                   --              --              --              --
   Issuance of Series D preferred stock in
     acquisition                                       --              --              --           2,087
   Issuance of warrants                                --              --              --             185
   Comprehensive loss
     Net loss                                      (3,767)             --              --          (3,767)
     Other comprehensive income
       Unrealized loss on investments, net             --              --            (619)           (619)
                                                                                             ------------
     Comprehensive loss                                                                            (4,386)
                                             ------------    ------------    ------------    ------------

Balance at September 30,2001                       (5,109)             (2)            138           8,192
   Conversion of Series D preferred stock              --              --              --              --
   Comprehensive income
     Net loss                                      (2,038)             --              --          (2,038)
     Other comprehensive income
       Unrealized gain on investments, net             --              --              89              89
                                                                                             ------------
     Comprehensive loss                                                                            (1,949)
                                             ------------    ------------    ------------    ------------

Balance at September 30, 2002                $     (7,147)   $         (2)   $        227    $      6,243
                                             ============    ============    ============    ============

                             See accompanying notes.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years ended September 30,

                             (Dollars in thousands)

                                                            2002        2001        2000
                                                          --------    --------    --------
Cash flows from operating activities
   Loss from continuing operations                        $ (2,038)   $ (2,917)   $    (13)
   Adjustments to reconcile loss from continuing
    operations to net cash provided by (used in)
    continuing operations-
     Depreciation and amortization                             386         404         290
     Impairment of goodwill                                    266          --          --
     Accretion of discount on notes payable                     26         219          42
     Net distributions in excess of earnings of
      investees (earnings in excess of distributions)         (256)        320        (197)
     Loss ( gain) on sale of available for sale
      securities                                                 7         203        (118)
     Gain on sale of property and equipment                     (1)         --          --
     Provision for deferred income taxes                       (59)       (284)        (31)
     Impairment of cost method investment                       --       1,210          --
     Change in operating assets and liabilities, net of
      effects from business acquisitions and
      discontinued operations-
       Decrease (increase) in restricted cash                  140        (212)         (7)
       Decrease (increase) in securities owned                 237          13          --
       Decrease (increase) in accounts receivables            (889)      1,657        (801)
       Decrease (increase) in inventories                    4,987        (373)      4,600
       Change in net billings related to costs and
        estimated earnings on uncompleted contracts            137         (46)        557
       Decrease in other assets                                107         247           9
       Decrease in accounts payable and accrued
        liabilities                                           (330)       (676)       (831)
       (Decrease) increase in escrow funds held for
        others                                                (140)        212           7
                                                          --------    --------    --------
           Net cash provided by (used in) continuing
             operations                                      2,580         (23)      3,507

Net cash used in discontinued operations                        --        (758)       (925)
                                                          --------    --------    --------
           Net cash provided by (used in) operating
             activities                                      2,580        (781)      2,582

                             See accompanying notes.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                            Years ended September 30,

                             (Dollars in thousands)

                                                          2002        2001        2000
                                                        --------    --------    --------
Cash flows from investing activities
   Purchases of property and equipment                      (124)       (296)       (420)
   Proceeds from sale of property and equipment                1          --         271
   Payments for businesses acquired                           --        (256)       (853)
   Advances on notes receivable                             (150)         --        (157)
   Receipts on notes receivable                               --          35         272
   Purchase of securities available for sale                (146)       (123)       (995)
   Proceeds from securities available for sale               145         159       1,007
   Cash acquired in business acquisitions                     --         178          47
   Proceeds from sale of discontinued operations              --       4,101          --
                                                        --------    --------    --------
           Net cash provided by (used in) investing
             activities                                     (274)      3,798        (828)

Cash flows from financing activities
   Construction advances and notes payable, net           (2,948)         98      (2,402)
   Payments on revolving and other debt                   (1,232)     (2,344)     (1,198)
   Proceeds from borrowings under revolving and other
     debt                                                    200         900          13
   Issuance of treasury stock                                 --          --          33
   Purchase of treasury stock                                 --          --         (12)
                                                        --------    --------    --------
           Net cash used in financing activities          (3,980)     (1,346)     (3,566)
                                                        --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (1,674)      1,671      (1,812)

Cash and cash equivalents at beginning of year             3,547       1,876       3,688
                                                        --------    --------    --------
Cash and cash equivalents at end of year                $  1,873    $  3,547    $  1,876
                                                        ========    ========    ========

Cash paid during the year for:
-----------------------------
   Income taxes                                         $     --    $     19    $     --
   Interest (net of amount capitalized)                      360         816         902

                             See accompanying notes.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                 Years ended September 30, 2002, 2001, and 2000

                             (Dollars in thousands)

Noncash financing and investing activities:
-------------------------------------------

In March 2001, the Company acquired all the outstanding stock of Equity Securities Investments, Inc. in exchange for 484,000 shares of Series D preferred stock. In connection with this acquisition, liabilities were assumed as follows:

        Fair value of assets acquired, including cash of $178         $ 2,372
        Series D preferred stock issued                                (2,087)
                                                                      -------
        Liabilities assumed                                           $   285
                                                                      =======

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

In 2000, the Company purchased certain net assets and the real estate brokerage business of Farnsworth Realty & Management Company for $381. In connection with the purchase, liabilities were assumed as follows:

        Fair value of assets acquired, including an office building   $   410
        Cash paid                                                        (250)
        Issuance of note payable                                         (131)
                                                                      -------
        Liabilities assumed                                           $    29
                                                                      =======

In 2000, the Company acquired all the outstanding stock of Financial Services Group, Inc. in exchange for 680,000 shares of Company common stock. In connection with this acquisition, liabilities were assumed as follows:

        Fair value of assets acquired, including 650,000
           shares of Realco common stock which were
           cancelled and cash of $47                                  $ 1,546
        Stock issued                                                   (1,445)
                                                                      -------
        Liabilities assumed                                           $   101
                                                                      =======

                             See accompanying notes.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2002, 2001, and 2000

                (Dollars in thousands, except per share amounts)


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Oak Ridge Capital Group, Inc. was originally incorporated in 1983 under the name of Realco, Inc. and under the laws of the state of New Mexico. On June 7, 2002, Realco changed its state of incorporation to Minnesota and changed it name to Oak Ridge Capital Group, Inc.

Oak Ridge Capital Group, Inc. and Subsidiaries (the Company) has operations which include single-family home construction, land development, commercial construction, commercial real estate brokerage services, and financial services. Its operations and customers are primarily in the vicinity of Albuquerque, New Mexico and Minneapolis, Minnesota.

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

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2002, 2001, and 2000

                (Dollars in thousands, except per share amounts)

Underwriting fees are recorded at the time underwriting is completed and the income is readily determinable. Underwriting fees totaled approximately $2,025 and $381 for the years ended September 30, 2002 and 2001, respectively.

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

4. Available-for-sale securities

Available-for-sale securities consist of equity securities which are stated at fair value with net unrealized gains or losses recorded as accumulated other comprehensive income (loss) in stockholder's equity. Realized gains and losses are included in earnings and are derived using the specific identification method for determining cost. Gross gains of $5 and $126 for 2002 and 2000, respectively, and gross losses of $12, $203, and $8 for 2002, 2001, and 2000, respectively, were realized.

5. Accounts Receivable

The Company reviews accounts receivable for collectibility and provides reserves on specific accounts based upon whether the Company believes that the collection of a specific account is questionable.

The Company provides credit to its customers under ordinary trade terms. Construction sales receivable are generally collateralized by the real estate.

6. Inventories

Inventories are carried at the lower of cost or estimated net realizable value and include all acquisition costs, direct labor and benefits, project interest, materials unique to or installed in the project, subcontractor cost, and a proportional overhead allocation charge.

7. Property and Equipment

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

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2002, 2001, and 2000

                (Dollars in thousands, except per share amounts)

8. Income Taxes

The Company calculates income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires the use of the liability method of accounting for deferred income taxes. Deferred income taxes are provided on temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in taxable or deductible amounts in future years. Deferred income tax assets or liabilities are determined by applying the presently enacted tax rates and laws.

The Company and its subsidiaries file consolidated income tax returns.

9. Loss Per Common Share

Loss per common share is calculated based on the weighted average number of shares outstanding during the year. Potential common shares relating to convertible preferred stock, warrants, and options were excluded from the computation of diluted loss per share because they are antidilutive as follows:

                                                                 2002        2001        2000
                                                              ---------   ---------   ---------
       Series A preferred stock                                      --          --     114,241
       Series B preferred stock                                      --          --     337,838
       Series D preferred stock                                      --   1,452,000          --
       Warrants                                                 795,000     790,000     850,000
       Options                                                  630,000     185,000     205,000

The following shows the amounts used in computing loss per common share from continuing operations for the years ended September 30:

                                                                2002        2001        2000
                                                              --------    --------    --------
       Loss from continuing operations                        $ (2,038)   $ (2,917)   $    (13)
         Less preferred stock dividend requirement
            (redemption benefit)                                  (154)     (2,027)        112
                                                              --------    --------    --------
       Loss from continuing operations applicable to common
          shares                                              $ (1,884)   $   (890)   $   (125)
                                                              ========    ========    ========

10. Investments

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

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2002, 2001, and 2000

                (Dollars in thousands, except per share amounts)

11. Goodwill

During 2001 and 2000, goodwill was amortized using the straight-line method over 15 to 20 years and the Company assessed the recoverability of goodwill by determining whether the amortization of the asset balance over its remaining life could be recovered through the undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, was measured based on projected discounted future operating cash flows. Effective October 1, 2001, the Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Major provisions of these statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling-of-interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented, or exchanged, either individually or as a part of a related contract, asset, or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment at least annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The following reconciles reported net loss and related per share amounts to amounts that would have been presented exclusive of amortization expense recognized for goodwill that is no longer being amortized:

                                                         Years ended September 30,
                                                  ---------------------------------------
                                                     2002           2001           2000
                                                  ---------      ---------      ---------
       Reported net loss                          $  (2,038)     $  (3,767)     $    (934)
       Goodwill amortization                             --            182            148
                                                  ---------      ---------      ---------

       Adjusted net loss                          $  (2,038)     $  (3,585)     $    (786)
                                                  =========      =========      =========

       Net loss per share - basic and diluted
         Reported net loss                        $    (.41)     $    (.53)     $    (.36)
         Goodwill amortization                           --            .05            .05
                                                  ---------      ---------      ---------

         Adjusted net loss                        $    (.41)     $    (.48)     $    (.31)
                                                  =========      =========      =========

The Company evaluated its goodwill as of the adoption of SFAS No. 142 on October 1, 2001 and determined that there were no indicators of impairment since the estimated fair value of applicable reporting units was in excess of the net book value of the reporting unit as of October 1, 2001. The Company obtained a valuation from an independent third-party appraiser. Valuation techniques included discounted cash flows and market comparables.

The Company updated its analysis of goodwill impairment as of September 30, 2002 and determined that there was an indicator of impairment of its recorded goodwill; accordingly, the Company completed the second phase of impairment testing. Based on the impairment test, the Company recognized an impairment of approximately $266 as of September 30, 2002 to reduce the carrying value of goodwill to the implied fair value.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2002, 2001, and 2000

                (Dollars in thousands, except per share amounts)

The impairment was required because economic conditions at the time of testing (including continued operating losses in certain subsidiaries) reduced the estimated future expected performance of the reporting units. Under SFAS No. 142, an impairment adjustment recognized after adoption is required to be recognized as an operating expense.

The changes in the carrying amount of goodwill for the year ended September 30, 2002 are as follows:

                                      Financial      Real Estate
                                      Services        Brokerage      Residential     Commercial
                                       Segment         Segment      Construction    Construction        Total
                                    -------------   -------------   -------------   -------------   -------------

Balances as of October 1, 2001      $       1,337   $          45   $         170   $          66   $       1,618

Impairment losses                            (200)             --              --             (66)           (266)
                                    -------------   -------------   -------------   -------------   -------------

Balances as of September 30, 2002   $       1,137   $          45   $         170   $          --   $       1,352
                                    =============   =============   =============   =============   =============

12. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

13. Stock Options

The Company applies APB Opinion 25 and related interpretations in accounting for its employee stock options. Accordingly, compensation expense is only recognized for grants of employee stock options which include an exercise price less than the market price of the stock at the date of the grant.

14. Advertising Costs

The Company expenses the cost of advertising the first time advertising takes place. Advertising expense for continuing operations for the years ended September 30, 2002, 2001, and 2000 was approximately $261, $281, and $381, respectively.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2002, 2001, and 2000

                (Dollars in thousands, except per share amounts)

15. Other Comprehensive Income

Accumulated other comprehensive income consists solely of net unrealized investment gains (losses). Unrealized gain (loss) on investments consists of the following for the years ended September 30:

                                                                  2002      2001      2000
                                                                 ------    ------    ------
       Unrealized gain (loss) on investments arising during
          the period                                             $   82    $ (822)   $  875
         Less reclassification adjustment for gains (losses)
            included in net earnings (loss)                          (7)     (203)      118
                                                                 ------    ------    ------
       Unrealized gain (loss) on investments, net of income
          taxes of $59, $413, and $505, respectively             $   89    $ (619)   $  757
                                                                 ======    ======    ======


NOTE B - INVENTORIES

During the years ended September 30, 2002, 2001, and 2000, the Company incurred and capitalized interest costs of approximately $187, $304, and $379, respectively. Capitalized interest costs charged to cost of construction sales were approximately $269, $215, and $382 for the years ended September 30, 2002, 2001, and 2000, respectively.

Inventories consist of the following as of September 30:

                                                                               2002      2001
                                                                           --------  --------
       Land and improvements under development                             $  2,282  $  4,406
       Construction in progress, including homes substantially completed
          and held-for-sale                                                   3,047     5,642
       Model homes                                                              519       787
                                                                           --------  --------
                                                                           $  5,848  $ 10,835
                                                                           ========  ========

Construction in progress includes homes under contract of approximately $2,416 and $4,671 at September 30, 2002 and 2001, respectively.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2002, 2001, and 2000

                (Dollars in thousands, except per share amounts)


NOTE C - COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

The following is a summary of significant commercial construction contracts accounted for on the percentage-of-completion method as of September 30:

                                                                                  2002        2001
                                                                                --------    --------
      Costs incurred on uncompleted contracts                                   $  2,429    $    575
      Estimated (loss) earnings                                                       58        (170)
                                                                                --------    --------
                                                                                   2,487         405
      Less billings to date                                                        2,653         618
                                                                                --------    --------
                                                                                    (166)       (213)
                                                                                ========    ========

      Included in the accompanying consolidated balance sheets under the following captions:
           Costs and estimated earnings in excess of billings on uncompleted
             contracts                                                          $     38    $     12
           Billings in excess of costs and estimated earnings on uncompleted
             contracts                                                              (204)        (41)
           Accounts payable and accrued liabilities - provision for losses on
             uncompleted contracts                                                    --        (184)
                                                                                --------    --------
                                                                                $   (166)   $   (213)
                                                                                ========    ========


NOTE D - INVESTMENTS

The following is a summary of investments carried on the equity method as of September 30:

                                                                                  2002        2001
                                                                                --------    --------
      PHS Mortgage, 49.99% limited partner interest                             $    272    $    132
      Success Venture, 50% interest                                                  378         249
      Other                                                                           78          91
                                                                                --------    --------
                                                                                $    728    $    472
                                                                                ========    ========

The Company has a 9% investment in Miller & Schroeder, Inc. (MSI), which has been accounted for on the cost method. In July 2001, the shareholders of MSI voted to accept a proposal to sell the operations and substantially all of the assets of MSI to an employee group. MSI informed its shareholders that based upon the terms of this proposal, it is likely that no assets will be available for distribution to the shareholders. As a result, the Company fully impaired its investment in MSI during 2001, through a charge to operations of $1,210 which is reflected in loss on investments in the accompanying financial statements.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2002, 2001, and 2000

                (Dollars in thousands, except per share amounts)

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

Summarized financial information of certain investments carried on the equity method is as follows:


                 As of and for the year ended September 30, 2002
                 -----------------------------------------------

                                                     PHS      Success
                                                   Mortgage   Ventures
                                                   --------   --------
         Cash                                      $  1,054   $    176
         Other assets                                    93      1,475
                                                   --------   --------
                                                   $  1,147   $  1,651
                                                   ========   ========

         Liabilities                               $    228   $    894
         Equity                                         919        757
                                                   --------   --------
                                                   $  1,147   $  1,651
                                                   ========   ========

         Revenue earned                            $    991   $  5,677
                                                   ========   ========

         Net earnings                              $    279   $    407
                                                   ========   ========


                 As of and for the year ended September 30, 2001
                 -----------------------------------------------

                                                      PHS     Success
                                                   Mortgage   Ventures
                                                   --------   --------
        Cash                                       $     12   $     26
        Other assets                                  1,107      2,227
                                                   --------   --------
                                                   $  1,119   $  2,253
                                                   ========   ========

        Liabilities                                $    484   $  1,755
        Equity                                          635        498
                                                   --------   --------
                                                   $  1,119   $  2,253
                                                   ========   ========

        Revenue earned                             $  1,211   $  3,247
                                                   ========   ========

        Net earnings                               $    447   $    233
                                                   ========   ========

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2002, 2001, and 2000

                (Dollars in thousands, except per share amounts)


NOTE E - SECURITIES OWNED AND SOLD, NOT YET PURCHASED

Marketable securities owned and sold, not yet purchased, consist of trading and investment securities carried at quoted market values. Trading and investment securities not readily marketable are carried at fair value as determined by management. Securities sold, not yet purchased, are included in accounts payable and accrued liabilities in the accompanying financial statements. Unrealized gains and losses are included in operations. The securities are as follows at September 30:

                                                                      2002     2001
                                                                     ------   ------
      Securities owned:
      Trading securities - corporate equities                        $  187   $  366
      Investment securities - corporate equities and nonmarketable
         securities                                                      19       77
                                                                     ------   ------
                                                                     $  206   $  443
                                                                     ======   ======

      Securities sold, not yet purchased                             $   19   $   18
                                                                     ======   ======


NOTE F - ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable include the following at September 30:


                                                                      2002     2001
                                                                     ------   ------
      Brokerage commissions and fees receivable                      $   13   $   37
      Construction sales receivable                                   1,391      685
      Receivable from clearing organization                             411      189
      Other advances and receivables                                    298      287
                                                                     ------   ------
                                                                      2,113    1,198
        Less allowance for doubtful accounts                             14      138
                                                                     ------   ------
                                                                     $2,099   $1,060
                                                                     ======   ======


NOTE G - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30:

                                                                      2002     2001
                                                                     ------   ------
      Office equipment, furniture, and fixtures                      $1,322   $1,553
      Leasehold improvements                                             57       71
      Automobiles and equipment                                         217      185
                                                                     ------   ------
                                                                      1,596    1,809
        Less accumulated depreciation and amortization                1,061    1,229
                                                                     ------   ------
                                                                     $  535   $  580
                                                                     ======   ======

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2002, 2001, and 2000

                (Dollars in thousands, except per share amounts)


NOTE H - DEBT

Debt consisted of the following at September 30:

                                                                              2002     2001
                                                                             ------   ------
      Subordinated sinking fund notes, 9.5% interest payable annually, principal payable at various dates through December 2003  (less
         $18 and $45 unamortized discount at September 30, 2002 and 2001,
         respectively, based on imputed interest rate of 10.5%) (A)          $2,532   $3,305

      Construction and development advances; collateralized by inventories
         (A)(B)                                                               1,545    4,195

      Notes payable; collateralized by inventories                               --      398

      Note payable to Wells Fargo Bank; collateralized by investee common
         stock owned by the Company                                              --      214

      Subordinated notes payable to related party, 8% and 10% interest,
         due November 2002 and June 2002, respectively                          200      200

      Other notes payable                                                       104       21
                                                                             ------   ------
                                                                             $4,381   $8,333
                                                                             ======   ======

(A) Subordinated sinking fund notes, certain construction and development advances and certain notes payable are subject to various covenants, some of which include minimum net worth requirements, cash flow coverage requirements, limitations on dividends, and limitations on debt.

(B) Construction and development advances collateralized by inventories include amounts outstanding under construction loan agreements with three lenders and buyer-financed loans. Such advances are payable upon the earlier of closing or twelve months. Each home to be built requires a separate loan agreement with interest ranging from prime to prime plus 1%. The prime lending rate was 4.75% and 6% at September 30, 2002 and 2001, respectively.

At September 30, 2002, the Company is in violation of certain covenants relating to the subordinated sinking fund notes. Therefore, the trustee or noteholders have the right to deliver a Notice of Default to the Company. If Notice of Default is delivered and the violation is not cured within 30 days, the notes may be declared due and payable immediately.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2002, 2001, and 2000

                (Dollars in thousands, except per share amounts)

The Company has continued to make the scheduled debt service payments on the subordinated sinking fund notes and the principal balance of these notes was reduced to $1,750 in December 2002. Management believes if these obligations were declared immediately due and payable the Company's cash position and working capital would be adversely affected but the Company would be able to satisfy the obligations and maintain adequate working capital for the Company's operations for a reasonable period of time.

Aggregate future maturities of debt, reflecting the subordinated sinking fund notes as maturing in 2003, are as follows at September 30, 2002:

      Year ending September 30:
               2003                                               $4,399
      Less amount representing discount on debt                       18
                                                                  ------
                                                                  $4,381
                                                                  ======


NOTE I - INCOME TAXES

Income tax expense (benefit) on loss from continuing operations consists of the following for the years ended September 30:

                                                          2002      2001      2000
                                                        ------    ------    ------
      Current                                           $   --    $   19    $   --
      Deferred                                             (59)     (284)      (31)
                                                        ------    ------    ------
                                                        $  (59)   $ (265)   $  (31)
                                                        ======    ======    ======

The Company's effective income tax rate on loss from continuing operations differed from the federal statutory rate of 34% as follows:

                                                          2002       2001     2000
                                                        ------    -------   ------
      Income taxes at federal statutory rate            $ (713)   $(1,082)  $  (15)
      Increase (decrease) in valuation allowance           928        938      (51)
      Nondeductible expenses                               124         53       24
      State income taxes at statutory rate                (126)      (191)      (2)
      Adjustment of estimated income tax liability of
         prior year                                       (272)         8       10
      Other                                                 --          9        3
                                                        ------    -------   ------
             Total tax provision                        $  (59)   $  (265)  $  (31)
                                                        ======    =======   ======

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 2002, 2001 and 2000

                (Dollars in thousands, except per share amounts)

Components of deferred taxes are as follows at September 30:

                                               2002        2001
                                             --------    --------
              Assets
                Accrued liabilities          $    482         499
                Investments                       105         530
                Tax loss carryforward           1,740         394
                Contributions carryforward         20          --
                Valuation allowance            (2,026)     (1,098)
                                             --------    --------
                                             $    321    $    325
                                             ========    ========

              Liabilities
                Investments                  $    271    $    260
                Property and equipment             50          65
                                             --------    --------
                                             $    321    $    325
                                             ========    ========

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance increased (decreased) $928, $938 and $(51) for the years ended September 30, 2002, 2001 and 2000, respectively.

At September 30, 2002, the Company has net operating loss carryforwards for tax purposes of approximately $4,350 which will begin to expire in 2019.


NOTE J - LEASES

The Company leases certain office facilities and equipment used in its operations under operating leases expiring at various dates through 2009 and provides for payments as follows:

             Year ending September 30:
                  2003                                              $    636
                  2004                                                   503
                  2005                                                   325
                  2006                                                   230
                  2007                                                    54
                  Thereafter                                              99
                                                                    --------
                                                                    $  1,847
                                                                    ========

Certain facilities are subleased under leases which expire in 2004. Total future minimum sublease rentals amount to $457 at September 30, 2002.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2002, 2001, and 2000

                (Dollars in thousands, except per share amounts)

Rental expense from continuing operations for the years ended September 30 is as follows:

                                          2002      2001      2000
                                        ------    ------    ------
             Minimum rentals            $  658    $  432    $  164
             Sublease rentals               (9)       (9)       (5)
                                        ------    ------    ------
                                        $  649    $  423    $  159
                                        ======    ======    ======

Certain leases relating to rental expense of approximately $12, $6, and $130 for the years ended September 30, 2002, 2001, and 2000, respectively, are with related parties.

As described in Note T, the Company sold its residential brokerage operations during 2001, resulting in a leased office facility no longer being used for operating purposes. Minimum future rental payments under this operating lease, which can be terminated in August 2007, are as follows:

           Year ending September 30
                    2003                          $   445
                    2004                              445
                    2005                              445
                    2006                              445
                    2007                              408
                                                  -------
                                                  $ 2,188
                                                  =======

This facility is sublet under an agreement expiring in April 2003. Rental receipts were $287 in 2002 and $70 in 2001.

In connection with this facility, the Company recorded an estimated loss of $705 during 2001 as a component of loss on disposal of discontinued operations relating to its remaining costs in the facility, including leasehold improvements and remaining rental payments, reduced by sublease income. On an ongoing basis, the Company recognizes a liability for the remaining rental payments, reduced by sublease income. This liability totaled $736 and $620 at September 30, 2002 and 2001, respectively, and is included in the accompanying balance sheets as accounts payable and accrued liabilities. Sublease income has been estimated based on the existing sublease and on management's estimate of probable future sublease income which is predicated on current economic conditions. Adverse changes in economic conditions could negatively affect management's estimate of probable future sublease income which could result in the Company recognizing additional losses on this facility. During 2002, the Company recognized an additional loss of $390 due primarily to changes in estimated sublease income.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2002, 2001, and 2000

                (Dollars in thousands, except per share amounts)


NOTE K - BUSINESS COMBINATIONS

Effective March 1, 2001, the Company acquired all the outstanding stock of Equity Securities Investments, Inc. (ESI) in exchange for 484,000 shares of newly created Series D preferred stock. The total cost of the acquisition, $2,087, was based on the fair value of the Company's common stock into which the Series D preferred stock was convertible. ESI is primarily engaged in a single line of business as a securities broker-dealer.

The Company acquired certain net assets and the residential brokerage operations of Farnsworth Realty & Management Company (Farnsworth) effective January 1, 2000. The acquisition included a cash payment of $250, a note payable of up to $150, and the assumption of $29 in liabilities. These net assets and brokerage operations were subsequently sold. See Note T.

The Company acquired Financial Services Group, Inc. (FSG), a financial services company controlled by the Company's former President and Chief Executive Officer, effective June 1, 2000. This acquisition was made through the issuance of 680,000 shares of Company common stock. Assets acquired included 650,000 shares of Company common stock which were immediately cancelled.

These business combinations have been accounted for using the purchase method of accounting and the accompanying consolidated financial statements include the operations of these entities subsequent to the date of acquisition. Initial goodwill was approximately $1,508.

During the years ended September 30, 2001 and 2000, contingent payments of $256 and $552, respectively, were made for past acquisitions which related to discontinued operations. See Note T.

The following summarized pro forma unaudited information assumes the acquisition of FSG and ESI occurred on October 1, 1999:

                                                                          Years ended September 30,
                                                                          -------------------------
                                                                             2001           2000
                                                                          ----------     ----------
      Revenues from continuing operations                                 $   23,463     $   32,662
                                                                          ==========     ==========
      Earnings (loss) from continuing operations                          $   (3,296)    $     (145)
                                                                          ==========     ==========
      Basic and diluted earnings (loss) from continuing operations per
         common share(1)                                                  $     (.97)    $     (.12)
                                                                          ==========     ==========

(1) Excludes effects of redemption benefit associated with redemption of Series A and B preferred stock.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2002, 2001, and 2000

                (Dollars in thousands, except per share amounts)


NOTE L - SEGMENT INFORMATION

The Company operates in the following segments: residential construction and land development, commercial real estate broker, financial services, and commercial construction. Information concerning the Company's business segments as of and for the years ended September 30 is as follows:

                                                           2002         2001         2000
                                                         --------     --------     --------
      Revenues
        Residential construction and land development    $ 20,402     $ 12,487     $ 21,220
        Commercial real estate broker                       1,987        2,503        1,481
        Financial services                                  5,118        2,432          642
        Commercial construction                             4,480        4,056        5,960
        Interest and other
           Sales to unaffiliated customers                    607          415          143
           Intersegment sales                                 228          582          731
           Eliminations                                      (228)        (582)        (731)
                                                         --------     --------     --------
               Total                                     $ 32,594     $ 21,893     $ 29,446
                                                         ========     ========     ========

      Operating profit (loss)
        Residential construction and land development    $  1,699     $    448     $  1,130
        Commercial real estate broker                        (112)         169          (72)
        Financial services                                 (1,418)      (2,067)        (186)
        Commercial construction                              (794)        (608)        (155)
        Depreciation, amortization, and impairment           (652)        (404)        (290)
        Interest and other                                   (820)        (720)        (471)
                                                         --------     --------     --------
               Total                                     $ (2,097)    $ (3,182)    $    (44)
                                                         ========     ========     ========

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2002, 2001, and 2000

                (Dollars in thousands, except per share amounts)

                                                           2002        2001        2000
                                                         --------    --------    --------
      Assets
        Residential construction and land development    $  8,791    $ 12,976    $ 12,924
        Commercial real estate broker                         325         270         367
        Financial services                                  2,361       2,469       1,980
        Commercial construction                               821         557       1,073
                                                         --------    --------    --------
           Identifiable assets                             12,298      16,272      16,344
        Equity investments                                     31          92         361
        Corporate assets                                    1,920       4,093       4,451
        Net assets of discontinued operations                  --          --       2,375
                                                         --------    --------    --------
               Total                                     $ 14,249    $ 20,457    $ 23,531
                                                         ========    ========    ========

      Depreciation, amortization, and impairment
        Residential construction and land development    $     69    $     78    $    100
        Commercial real estate broker                          40          58          51
        Financial services                                    227         135          --
        Commercial construction                                34          23          25
        Other                                                 282         110         114
                                                         --------    --------    --------
               Total                                     $    652    $    404    $    290
                                                         ========    ========    ========

      Capital expenditures
        Residential construction and land development    $     54    $     35    $     34
        Commercial real estate broker                           5          10          67
        Financial services                                     25          53          --
        Commercial construction                                40          36          29
        Discontinued operations                                --         139         284
        Other                                                  --          23           6
                                                         --------    --------    --------
               Total                                     $    124    $    296    $    420
                                                         ========    ========    ========

Operating profit consists of total revenues, less costs and expenses, including interest expense allocated to the financial services segment, but do not include unallocated interest expense, other income, net equity in earnings of certain investees, loss on sale of equipment, or income taxes. Identifiable assets are those assets used in the Company's operations in each area. Other assets include cash and cash equivalents, available for sale securities, certain investments accounted for under the equity and cost method, and capitalized debt issuance costs.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2002, 2001, and 2000

                (Dollars in thousands, except per share amounts)


NOTE M - COMMITMENTS AND CONTINGENCIES

In December 2001, the Company was named as a defendant in a lawsuit in the District Court for Hennepin County, Minnesota. The plaintiffs are certain institutional and individual customers of Miller & Schroeder Financial, Inc.
(MSF), a broker-dealer. The lawsuit was commenced against MSF, Miller & Schroeder, Inc. (MSI), the parent corporation of MSF, and certain officers, directors, and shareholders of MSI who are alleged to be controlling persons of MSI and MSF. The Company is a shareholder of MSI. James A. Arias, the Company's former Chief Executive Officer, is also named as a defendant. Mr. Arias served as a director of MSI during the period covered by the plaintiffs' complaint. The plaintiffs, on their own behalf and on behalf of a class of investors they seek to represent, are seeking rescission or compensatory damages with respect to debentures issued by United Homes, Inc. and purchased by the plaintiffs from or through MSF. The plaintiffs assert numerous claims against MSF and the other defendants, including claims based on negligence, negligent misrepresentation, common law fraud, and violations of the Minnesota Securities Act, the Minnesota Consumer Fraud Act, the U.S. Securities Act of 1933, and the Minnesota Uniform Fraudulent Transfer Act. In January 2002, the Company and Mr. Arias filed a motion to dismiss the lawsuit with respect to them. A hearing on the motion to dismiss the lawsuit was held on March 2002; the outcome of this motion was a partial dismissal of claims however, the remaining complaint items are still under the courts consideration. As of January 10, 2003, the remaining complaint items have not as yet been dismissed. If they are not dismissed, the Company and Mr. Arias intend to defend the lawsuit vigorously. At present, the Company is unable to predict the outcome of this litigation or any exposure to loss the Company may ultimately incur.

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

The Company has an employment agreement with its chief financial officer which provides, among other things, a 15-month term of employment which will automatically renew unless terminated, annual base salary of $120 plus a discretionary performance bonus and a percentage incentive compensation (based on efforts contributed to obtaining gross fees), and annual awards of options to purchase shares of common stock. Additionally, severance payments of four months salary and 12 months salary will be made if employment is terminated by the Company without cause or in connections with a change in control, respectively.

The Company has an employment agreement with its chief operating officer which continues until December 31, 2004 unless terminated upon death, disability, or for cause. The agreement provides for a monthly salary of $20, commissions on sales, and options and warrants to purchase shares of common stock. If the Company terminates employment without cause or for change of control, the Company will continue the employee's salary for 12 months.

The Company has a consulting/employment and non-compete agreement with a former officer through March 31, 2005 that provides for an annual fee of $80. The Company may terminate the agreement for cause which ceases all payments or without cause which obligates the Company to continue the payments as provided.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2002, 2001, and 2000

                (Dollars in thousands, except per share amounts)


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

The 484,000 shares of Series D preferred stock issued in March 2001 were converted to 1,452,000 shares of common stock in November 2001 as a result of shareholder approval. In connection with this conversion, preferred stock dividends in arrears of $211 at the date of conversion were waived by the shareholders. The elimination of these dividends, net of dividends incurred, is reflected as a negative return on preferred stock for determining loss applicable to common shares in the consolidated statement of operations for the year ended September 30, 2002. Each share of Series D preferred stock was entitled to one shareholder vote, a liquidation preference of $4.3125, and cash dividends at a rate of $.135 per quarter when declared and paid.

As a result of its past public offering of certain debt and equity securities, 850,000 warrants to purchase Company common stock at $8.40 per share were issued. These warrants became immediately exercisable upon closing of the offering and were originally scheduled to expire February 1, 2001. In December 2000, the Board of Directors approved a modification to the 690,000 detachable warrants associated with the debt offering, which extended the expiration to February 1, 2003. Additionally, in April 2001, the Board of Directors approved a change in the exercise price of the outstanding warrants of the Company from $8.40 per share to $4.20 per share. At September 30, 2002, these 690,000 warrants remain outstanding. No modifications were made to the 160,000 warrants issued to the underwriter; as such, these warrants expired on February 1, 2001.

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

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2002, 2001, and 2000

                (Dollars in thousands, except per share amounts)


NOTE O - STOCK OPTIONS

The Company has an employee incentive stock plan for certain key employees. Options currently outstanding under the plan are exercisable one year from the date of the grant or upon grant and expire five years after the date of the grant. These options are exercisable at not less than the market value of the Company's stock on the date of the grant. Accordingly, no compensation cost has been recognized for these options. Had compensation cost for these options been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and loss per common share would have been the following pro forma amounts for the years ended September 30:

                                               2002         2001         2000
                                             --------     --------     --------
      Net loss
           As reported                       $ (2,038)    $ (3,767)    $   (934)
           Pro forma                           (2,509)      (3,860)      (1,002)

      Loss per share
           As reported                       $   (.41)    $   (.53)    $   (.36)
           Pro forma                             (.51)        (.56)        (.38)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2002, 2001, and 2000, respectively; dividend yield was estimated to remain at zero for all years; expected volatility of 86% for 2002, 66% for 2001, and 60% for 2000; risk-free interest rates of 2.95%, 5%, and 6.7%, respectively; and an expected life of five years for all years.

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

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2002, 2001, and 2000

                (Dollars in thousands, except per share amounts)

A summary of the status of the Company's fixed stock options as of September 30 and changes during the years then ended is presented below:

                                       2002                     2001                     2000
                                --------------------    ---------------------    ---------------------
                                            Weighted                 Weighted                 Weighted
                                 Number     average      Number      average      Number      average
                                   of       exercise       of        exercise       of        exercise
                                 Shares      price       Shares       price       Shares       price
                                --------    --------    --------     --------    --------     --------
Outstanding at beginning of
   year                          185,000    $   3.02     205,000     $   3.09     195,000     $   3.21
Granted                          445,000        1.58      65,000         3.00      25,000         2.40
Forfeited                             --          --     (85,000)        3.17     (15,000)        3.45
                                --------                --------                 --------
Outstanding at end of year       630,000    $   2.01     185,000     $   3.02     205,000     $   3.09
                                ========                ========                 ========

Options exercisable at year
   end                           630,000    $   2.01     120,000     $   3.04     180,000     $   3.19
Weighted-average fair value
   of options granted during
   year                                     $    .98                 $   1.39                 $   1.01

The following information applies to options outstanding and exercisable at September 30, 2002:

                                                           Weighted
                                                           average             Weighted
                                        Number            remaining            average
                                      outstanding      contractual life     exercise price
                                      -----------      ----------------     --------------
Range of exercise prices
   $1.46 to $1.80                       425,000             4.64                $ 1.54
   $2.40 to $3.45                       205,000             3.43                $ 2.97

During 2001, the Company extended the expiration of certain key employees' options to February 28, 2006. At the modification date the intrinsic value of the affected options was nominal and no compensation cost was recognized.

The Company records proceeds from the exercise of stock options, plus income tax benefits, if any, as additions to common stock.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2002, 2001, and 2000

                (Dollars in thousands, except per share amounts)


NOTE P - NET CAPITAL REQUIREMENTS OF SUBSIDIARY

The Company's securities broker-dealer subsidiary is subject to the Securities and Exchange Commission's (the Commission) Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the "applicable" exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At September 30, 2002, the subsidiary had net capital of $361, which was $111 in excess of its required net capital of $250. The subsidiary's net capital ratio was 0.65 to 1. The subsidiary is exempt from Rule 15c3-3 of the Commission. Therefore, the subsidiary is not required to make periodic computations of reserve requirements for the exclusive benefit of customers.

Currently, the subsidiary does not generate enough revenue to support its cost structure. Management has made certain changes to improve its operations, including eliminating certain benefits, hiring more commission-based employees, and reducing certain commission rates. If this does not result in reaching positive cash flow from operations and income, Oak Ridge Capital Group, Inc. may need to provide financial support. In addition, two officers have agreed to provide funding to the subsidiary in the form of cash advances or subordinated loans through December 31, 2003, if necessary.


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

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2002, 2001, and 2000

                (Dollars in thousands, except per share amounts)

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                              2002                         2001
                                   -------------------------     -------------------------
                                    Carrying      Estimated       Carrying      Estimated
                                     Amount       Fair value       amount       fair value
                                   ----------     ----------     ----------     ----------
Financial assets
  Cash, cash equivalents, and
      restricted cash              $    2,214     $    2,214     $    4,028     $    4,028
  Available for sale securities           451            451            307            307
  Securities owned                        206            206            443            443
Financial liabilities
  Fixed rate debt                      (2,732)        (2,817)        (3,772)        (3,869)
  Floating rate debt                   (1,649)        (1,649)        (4,561)        (4,561)


NOTE R - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

In the normal course of business, ESI's customer activities involve the execution, settlement, and financing of various customer securities and options transactions. These activities may expose ESI to off-balance-sheet risk in the event the customer is unable to fulfill its contracted obligations. ESI clears all transactions for its customers on a fully disclosed basis with a clearing firm that carries all customer accounts and maintains related records. Nonetheless, ESI is liable to the clearing firm for the transactions of its customers. These activities may expose ESI to off-balance-sheet risk in the event the counterparty is unable to fulfill its contractual obligations.

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

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2002, 2001, and 2000

                (Dollars in thousands, except per share amounts)


NOTE S - DISCONTINUED OPERATIONS

On June 2, 2001, the Company sold its residential real estate brokerage operations in two separate transactions. Such brokerage operations operated under a franchisee from Prudential Real Estate Affiliates, Inc. in Albuquerque, New Mexico and Phoenix, Arizona. Net proceeds from the sale totaled $4,101.

The disposal of the Company's residential brokerage operations has been accounted for as discontinued operations and, accordingly, the related operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows for all periods presented.

Information relating to the discontinued operations of the Company's residential brokerage operations for the years ended September 30 is as follows:

                                                             2001        2000
                                                           --------    --------

      Revenues                                             $ 18,905    $ 26,561
                                                           ========    ========

      Loss from operations before income taxes             $   (830)   $ (1,278)
      Income tax benefit                                       (117)       (357)
                                                           --------    --------
      Loss from discontinued operations                    $   (713)   $   (921)
                                                           ========    ========

      Loss per common share from discontinued
         operations - basic and diluted                    $   (.22)   $   (.32)
                                                           ========    ========

      Gain on disposal before income taxes                 $    678
      Income tax expense                                       (815)
                                                           --------
      Loss on disposal                                     $   (137)
                                                           ========

      Loss per common share on disposal of
         discontinued operations - basic and diluted       $   (.04)
                                                           ========


NOTE T - RELATED PARTY TRANSACTIONS

In 2000, the independent directors of the Company approved an arrangement whereby an executive officer was permitted to build up to ten speculative homes personally in conjunction with Charter Building & Development Corp. (Charter), the Company's residential construction subsidiary. Such homes were constructed and marketed as Charter homes under a fee arrangement providing for Charter to receive 5% of direct construction costs as a construction management fee and 1% as warranty reserve. Additionally, the Company retains sales commissions on such homes. As a result of this arrangement, revenues of $122, $145, and $191 were recognized by the Company for the years ended September 30, 2002, 2001, and 2000, respectively, which consisted of sales of developed lots and fee revenue.

At September 30, 2001, ESI owed an executive officer $400 under advance and subordinated loan arrangements for working capital advances. During 2002, the $400 was repaid and $200 was received on another subordinated loan.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2002, 2001, and 2000

                (Dollars in thousands, except per share amounts)


NOTE U - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on its consolidated financial position or results of operations.

In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for fiscal year beginning October 1, 2002. The Company expects that the sale of Charter (see Note W) will be reported in accordance with SFAS No. 144.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed corrections. The Company does not expect SFAS No. 145 to have a material effect on its consolidated financial position or results of operations.

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issues No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The Statement is effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged. The Company estimates that the new standard will not have a material effect on its consolidated financial statements but is still in the evaluation process.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2002, 2001, and 2000

                (Dollars in thousands, except per share amounts)


NOTE V - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for years ended September 30, 2002 and 2001. The financial data relating to the residential brokerage operations is accounted for as discontinued operations for all periods presented.

                                                                  2002
                                       -----------------------------------------------------------
                                                           Three months ended
                                       December 31      March 31        June 30       September 30
                                       ------------   ------------    ------------    ------------
Revenues                               $      9,594   $     10,044    $      6,310    $      6,646
Costs and expenses                            9,397          9,817           6,852           8,625
                                       ------------   ------------    ------------    ------------
    Earnings (loss) from continuing
      operations before income taxes            197            227            (542)         (1,979)
Income tax expense (benefit)                     25            (60)             88            (112)
                                       ------------   ------------    ------------    ------------
    Net earnings (loss)                $        172   $        287    $       (630)   $     (1,867)
                                       ============   ============    ============    ============

Basic earnings (loss) per common
  share                                $        .08   $        .06    $       (.13)   $       (.39)
                                       ============   ============    ============    ============
Diluted earnings (loss) per common
  share                                $        .04   $        .06    $       (.13)   $       (.39)
                                       ============   ============    ============    ============

Earnings (loss) per share is computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings (loss) per share does not necessarily equal the total for the year.

The Company made certain adjustments in the fourth quarter resulting from changes in estimates that were material to the results of the quarter. These adjustments, after applicable income tax reductions, increased net loss as follows:

     Additional loss on leased facility (note J)                    $  390
     Impairment of goodwill                                            266
     Change in estimated profitability of uncompleted contract         300
                                                                    ------

                                                                    $  956
                                                                    ======

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2002, 2001, and 2000

                (Dollars in thousands, except per share amounts)

                                                                  2001
                                      ------------------------------------------------------------
                                                           Three months ended
                                      December 31       March 31        June 30       September 30
                                      ------------    ------------    ------------    ------------
Revenues                              $      5,806    $      5,142    $      5,602    $      5,343
Costs and expenses                           5,886           5,354           7,181           6,654
                                      ------------    ------------    ------------    ------------
    Loss from continuing operations
      before income taxes                      (80)           (212)         (1,579)         (1,311)
Income tax expense (benefit)                   299             126            (575)*          (115)
                                      ------------    ------------    ------------    ------------
    Net loss from continuing
      operations                              (379)           (338)         (1,004)         (1,196)
Discontinued operations
  Loss from discontinued
    operations, net of income taxes           (494)           (140)            (79)
  Loss on disposal of discontinued
    operations, net of income taxes             --              --            (137)*
                                      ------------    ------------    ------------    ------------
      Net loss                        $       (873)   $       (478)   $     (1,220)   $     (1,196)
                                      ============    ============    ============    ============

Basic and diluted earnings (loss)
  per common share                    $        .44    $       (.16)   $       (.38)   $       (.35)
                                      ============    ============    ============    ============

* The income tax benefit relating to continuing operations and the loss on disposal of discontinued operations, net of income taxes, differs from amounts previously reported in the Company's quarterly report because of a revision of the income tax allocation.


NOTE W - SUBSEQUENT EVENTS

On December 20, 2002, the Company sold its homebuilding subsidiary, Charter Building and Development Corp. (Charter), to a private investor group which includes certain current employees and stockholders and former officers of the Company. Charter was responsible for the construction operations of the residential construction and land development segment. The Company will continue its land development operations. The selling price was $3,129, consisting of the following:

       Cash funded by the private investor group                  $  800
       Cash funded by Charter, including additional draws
          on construction and development lines of credit          1,200
       Promissory note collateralized by Charter's common stock    1,129
                                                                  ------

                                                                  $3,129
                                                                  ======

A current stockholder and former officer was responsible for brokering the deal between the Company and the private investor group and received a $120 fee upon completion of the sale.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2002, 2001, and 2000

                (Dollars in thousands, except per share amounts)

The Company will continue as guarantor of Charter's construction and development lines of credit. Management believes that no significant gain or loss will result from the sale. Revenues of Charter were $18,344, $11,546, and $18,431 for 2002, 2001 and 2000, respectively.

Subsequent to September 30, 2002, management began evaluating the Company's commercial construction segment due to continuing operating losses. As a result of this evaluation, management has decided to terminate the operations of the commercial construction segment. Management expects to complete termination during the second quarter of fiscal 2003, but does not anticipate any significant costs or losses associated with this termination.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None


                                    PART III


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table and Background Experience set forth information with respect to the Directors and certain Executive Officers. Such information was furnished to the Company by such persons.

                                                                                             DIRECTOR
NAME                    AGE                  POSITIONS WITH COMPANY                            SINCE
----                    ---                  ----------------------                            -----
James A. Arias           64     Former President and Chief Executive Officer of                 1983
                                  Realco and Director (Resigned 3/31/2002)

Laurence S. Zipkin       62     Director, Chairman of the Board and Vice President              2001
                                  Vice President of Equity Securities Investments,
                                  Inc., a subsidiary of the Company

Edward S. Adams          39     Director, Vice President; Chief Executive Officer               2001
                                  and President of Equity Securities Investments,
                                  Inc., a subsidiary of the Company

Alan R. Woinski          36     Director                                                        2001

Marc H. Kozberg          41     Chief Operating Officer (Effective 10/01/2002)                  --

James A. Coryea II       51     Chief Financial Officer (Effective 04/01/2002)                  --

BUSINESS EXPERIENCE
-------------------

JAMES A. ARIAS served as Realco's former President, Chief Executive Officer and a Director since its formation in September 1983. On March 31, 2001 he resigned from both the Board and as the Chief Executive Officer of Realco. Mr. Arias entered into a three year consulting contract with the company to assist the Company in this transitional period. From 1975 to September of 1983, he was a partner of James Bentley & Associates, a financial consulting and real estate syndication firm in Albuquerque, New Mexico, which was merged into and became a division of Financial Services Group, Inc., a New Mexico corporation, of which Mr. Arias was the President and a controlling shareholder. On June 1, 2000, Oak Ridge Capital Group, Inc. (formerly Realco) acquired Financial Services Group in an exchange of shares. Since 1984, Mr. Arias has served as Manager of Masters Coverage Corp., N.M., an insurance broker in Albuquerque, New Mexico, which during the 1999 fiscal year became a 49.99% subsidiary of Realco. From June 1995 until March 2000, he has served as interim sole director of Arinco Computer Systems Inc., a publicly traded New Mexico corporation which underwent a reverse merger transaction in March 2000 and now operates as Change Technology Partners, Inc., a publicly traded Delaware corporation.

LAURENCE S. ZIPKIN was elected to Oak Ridge Capital Group, Inc. Board in March 2001. Mr. Zipkin has been a shareholder and Vice President of Equity Securities Investments, Inc. ("Equity") and its predecessor since 1987. Equity, a Minneapolis based broker dealer and a member of the National Association of Security Dealers, was acquired by Oak Ridge Capital Group, Inc. (formerly Realco) in March 2001 and became a wholly-owned subsidiary of Realco. Prior to joining Equity, Mr. Zipkin was a principal in Flower City, a chain of retail stores throughout the Midwest. He sold his interest in 1987 when he began his association with Equity. Mr. Zipkin is also the President and Chairman of the Board of Southwest Capital Corp., a public company. Mr. Zipkin attended the University of Pennsylvania at the Wharton School of Finance.

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

ALAN R. WOINSKI was elected to Oak Ridge Capital Group, Inc. (formerly Realco) Board in November 2001. Mr. Woinski is the President, Chief Financial Officer and a Director of Casino Journal Publishing Group, Inc., a Nevada public company, since 1998. Prior to that he was the Chief Executive Officer and Chairman of Gaming Venture Corp., U.S.A., which was acquired by Casino Journal Publishing Group, Inc. in April 1998. Casino Journal Publishing Group is a publisher of consumer publications focusing on the gambling industry. Mr. Woinski also served as the Vice President of A&E Printing Co. from 1986 until 1994 and as the President from 1994 until joining Gaming Venture Corp. in 1995. >From 1992 until 1995, Mr. Woinski served as the President of Lucky Management Corp., an investment advisory firm that held interests in a variety of businesses, including printing and real estate. Mr. Woinski represented Lucky Management Corp. as advisor to the Monitrend Gaming and Leisure Mutual Fund from October 1993 until December 1994 and was the Portfolio Manager of the High Rollers Investment Partnership from December 1992 until October 1993.

MARC H. KOZBERG was appointed to Oak Ridge Capital Group, Inc senior management as Chief Operating Officer effective October 1, 2002. Mr. Kozberg joined the firm in 2001 as President of Equity Securities Advisors, Inc., an affiliate of Equity Securities, Inc., that provides portfolio and investment management services. Mr. Kozberg is also a director of Cone Mills Corporation. Mr. Kozberg has worked as a private client portfolio advisor specializing in deep value investing since 1985, and has been one of the top-producing private clients asset managers in the Minneapolis/St. Paul area for over 10 years. Most recently, Mr. Kozberg served as President of Dougherty Value Advisors, General Partner of the Summit Capital Appreciation Fund L.P., and Senior Vice President of Investments of Dougherty Summit Securities. Mr. Kozberg has also lead several proactive investor groups that have acquired significant equity positions in deep value opportunities (over $200 million dollars invested) including many 5% or 13-D filings in several high profile publicly traded and private companies such as Norstan, Inc. (NASDAQ: NRRD), BMC Industries, Inc. (NYSE:BMM), Cone Mills Corporation (NYSE: COE), Borden Chemicals and Plastics (NYSE: BCU) and Neovision (private). Mr. Kozberg has also established significant equity positions for himself and clients in excess of $100 million in companies such as Laboratory Corporation of America, Humana, Ivax, and LTV. Mr. Kozberg received a BS degree from the University of Minnesota with a concentration in finance.

JAMES A. CORYEA II was appointed to Oak Ridge Capital Group, Inc. senior management as Chief Financial Officer effective April 1, 2002. Mr. Coryea has over 29 years of professional corporate operating and financial experience with a particular emphasis on distribution and retail entities. Prior to joining the Company, most recently, Mr. Coryea was Chief Financial Officer of UroMetrics, Inc., a medical device company specializing in "cutting edge" technology in the women's health area.. In the 29 years of experience, the last 22 years Mr. Coryea has held the position of Chief Financial Officer in both public and private emerging growth companies. Prior to his corporate experience, he spent six years with the international public accounting firms of Arthur Andersen and PriceWaterhouseCoopers and on corporate staff of Dayton-Hudson Corporation He has been the Chief Financial Officer of Brown Photo Company (now Ritz Camera) a national photographic retailer , Schaak Electronics, a $100 Million + national consumer electronics chain, BioTrol, a hazardous waste management company and

Wizardworks-Braun Media Services, specializing in computer software and related services. Mr. Coryea received his BS degree, cum laude, in Accounting and Finance from Siena College located in upstate New York. Mr. Coryea is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

FAMILY RELATIONSHIPS
--------------------

None of the Directors or Executive Officers of the Company is related (as first cousins or closer) by blood, marriage or adoption.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers to file with the Securities and Exchange Commission reports of ownership and changes in ownership of the Company's Common Stock, and the Company is required to identify any of those persons who fail to file such reports on a timely basis. To the Company's knowledge, all such persons filed in a timely manner all such reports for fiscal year 2002.


ITEM 11: EXECUTIVE COMPENSATION.

The following table sets forth certain information regarding compensation earned or awarded to the Company's executive officers during the Company's last three completed fiscal years ended September 30, 2002, 2001 and 2000. No other executive officer of the Company received compensation in excess of $100,000 during each of the three years ended September 30, 2002.

                           SUMMARY COMPENSATION TABLE


                                                                   Long-Term
                                                                 Compensation
                                              Annual             ------------
                                           Compensation        No. of Securities
Name and                    Fiscal     ---------------------      Underlying             All Other
Principal Position           Year      Salary ($)  Bonus ($)      Options (#)      Compensation ($)(1)
------------------           ----      ----------  ---------      -----------      -------------------
Laurence S. Zipkin(2)        2002      $ 150,000   $     --           100,000      $ 512,116
Chairman and Chief           2001      $  87,500         --                --
Operating Officer

Edward S. Adams(3)           2002      $ 150,000   $     --           100,000      $ 391,218
Chief Executive Officer      2001         87,500         --                --             --

James A. Arias(4)            2002      $  55,350   $     --            25,000       $296,284(4)
Chairman and Chief           2001        107,550    100,000                --          1,500
Executive Officer and        2000         98,900      4,000                --          1,500
President

James A. Coryea II           2002      $  60,000   $     --            25,000             --
Chief Financial Officer

(1) All other compensation represents brokerage commissions, investment banking fees, private placement fees and non-accountable expense allowances earned by the respective individual. The formula for revenue sharing is based on a pre-determined formula approved by the Board. In 2002 through Equity Securities, a wholly-owned subsidiary of the Company, $4,975,000 of revenue was received from which the formulas were applied.

(2) Mr.Zipkin became Chairman of the Board of Directors and Chief Operating Officer in January 2002.Effective October 1, 2002Mr. Zipkin resigned his position as Chief Operating Officer but retained the Chairman of the Board position; Marc H. Kozberg was named Chief Operating Officer on October 1, 2002.

(3) Mr. Adams became Vice President of Oak Ridge Capital Group, Inc. (formerly Realco, Inc.) in April 2001 and President and Chief Executive Officer in April 2002.Also, Denise Adams, the wife of Edward Adams provided marketing and internet consulting services to Oak Ridge Capital Group in 2002. She has been paid $26,500 during the fiscal years ended 2002.None of this compensation paid or furnished to Mrs. Adams is included in the totals of the compensation paid to Mr. Adams.

(4) Mr. Arias resigned as a Director, President and Chief Executive Officer of Oak Ridge Capital Group, Inc on March 31, 2002. Prior to his resignation, Oak Ridge Capital Group, Inc. (formerly Realco, Inc.)paid Mr. Arias a monthly base salary which increased annually at the rate of 6% per annum as a cost of living adjustment. In addition, Mr. Arias was to be paid an allowable bonus equal to 10% of pre-tax earnings in excess of $400,000 during any fiscal year. Mr. Arias received a non-cash bonus of $100,000 in 2000 which was accrued by Financial Services Group, Inc. prior to its acquisition by Realco in 2000. Such accrued bonus was satisfied with certain assets of Financial Services Group, Inc. which existed at the date of acquisition. Mr. Arias entered into a three year consulting contract with the Company effective April 1, 2002 whereby Mr. Arias is to receive $120,000 per year to consult with the Company on various operational items. The contract also provides that the life insurance carried by the Company continue at the Company's expense until the contract is completed at which time the insurance contract will be assigned to Mr. Arias or his benefactors. In fiscal year ending September 30, 2002, Mr. Arias received $169,300 on this contract. Subsequent to year-end September 30, 2002, Mr. Arias under a separate brokerage contract received $ 126,984 as a brokers commission for the sale of the Company's wholly-owned homebuilding subsidiary, Charter Building and Development Corp; the subsidiarywas sold in a stock sale on December 20, 2002.

OPTION GRANTS
-------------

During 2002 the Company granted certain of its directors and executive officers options under its Key Employee Incentive Stock Option Plan as follows:

                          OPTION GRANTS IN FISCAL 2002

                            Number of       Percent of Total
                            Securities       Options Granted
                        Underlying Options      Employees     Exercise Price  Expiration
Name                      Granted (#)(1)         In 2002       Per Share ($)     Date      Grant Date Present Value(2)
----                    ------------------     -----------     -------------   ---------   ---------------------------
Laurence S. Zipkin           100,000              32.2%            $1.46       06-07-12             $69,500
Edward S. Adams              100,000              32.2%            $1.46       06-07-12             $69,500
James A. Coryea II            25,000               8.1%            $1.46       06-07-12             $17,400

--------------
(1)   The options are fully vested at the date of grant.

(2) The fair value of the option grant is estimated on the date of the grant using the Black-Scholes option pricing model, with the following weighted average assumptions: dividend yield rate of zero, expected volatility of 66%, risk free interest rate of 5% and an expected life of five years.

OPTION EXERCISES AND YEAR END VALUES
------------------------------------

The following table summarizes the exercises of options by the Named Executives in fiscal 2002 and the value of options held at September 30, 2002 by the Named Executives. There were no options exercised by the Named Executives during the fiscal year ended September 30, 2002.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND YEAR-END OPTION VALUES

                                                           Number of Securities
                                                                 Underlying                Value of Unexercised
                                                           Unexercised Options at         In-the-Money Options at
                                                           September 30, 2002 (1)          September 30, 2001 (1)
                       Shares Acquired      Value       -----------------------------   ----------------------------
Name                   On Exercise (#)  Realized ($)    Exercisable    Unexercisable    Exercisable    Unexercisable
----                   ---------------  ------------    -----------   ---------------   -----------   --------------
Laurence S. Zipkin            --              --          100,000            --              --              --
Edward S. Adams               --              --          100,000            --              --              --
James A. Arias                --              --           25,000            --              --              --
James A. Coryea II            --              --           25,000            --              --              --

------------
(1)   At September 30, 2002, none of the options were in the money.

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

Prior to his resignation, the Company had an employment agreement with Mr. Arias which provided that Mr. Arias receive a monthly base salary which increased annually at the rate of 6% per annum as a cost of living adjustment. In addition, Mr. Arias was to be paid an allowable bonus equal to 10% of pre-tax earnings in excess of $400,000 during any fiscal year. After his resignation effective April 1, 2002, Mr. Arias entered into a three year consulting contract with the Company whereby Mr. Arias is to receive $120,000 per year to consult with the Company on various operational items. The contract also provides that the life insurance carried by the Company continue at the Company's expense until the contract is completed at which time the insurance contract will be assigned to Mr. Arias or his benefactors.

The Company has an employment agreement with Mr. Coryea which provides, among other things, a 15-month term of employment which will automatically renew unless terminated, annual base salary of $120 plus a discretionary performance bonus and a percentage incentive compensation (based on efforts contributed to obtaining gross fees), and annual awards of options to purchase shares of common stock.Additionally, severance payments of four months salary and 12 months salary will be made if employment is terminated by the Company without cause or in connection with a change in control, respectively.

The Company has an employment agreement with Mr. Kozberg which continues until December 31, 2004 unless terminated upon death, disability, or for cause.The agreement provides for a monthly salary of $20,000, commissions on sales, and options and warrants to purchase shares of common stock.If the Company terminates employment without cause or for change of control, the Company will continue the employee's salary for 12 months.

COMPENSATION OF DIRECTORS
-------------------------

All Non-Officer Directors are paid a fee of $1,000 per Board meeting and the Company reimburses each Director for all out of pocket expenses incurred to attend meetings. Also, the Directors are granted options to purchase Company common stock from time to time under its 1997 Key Employee Incentive Stock Option Plan. In 2002, the Company incurred $3,000 in Director Fees and granted stock options for an aggregate of 35,000 shares to its non-officer directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
-----------------------------------------------------------

Currently, the entire Board of Directors serves as the Compensation Committee. There are no interlocking relationships between our compensation committee or executive officers and the board of directors, compensation committee or the executive officers of any other Company. Executive officers of the Company who serves on the Compensation Committee abstain from voting on compensation matters affecting his compensation.


                        REPORT OF THE BOARD OF DIRECTORS
                            ON EXECUTIVE COMPENSATION

The Board of Directors administers the Company's executive compensation program by reviewing and approving the base salaries, bonuses, stock options and other compensation of the executive officers of the Company. The Board of Directors also prescribes, amends, and rescinds rules relating to the Company's 1997 Employee Incentive Stock Plan (the "Plan"), grants options and other awards under the Plan and interprets the Plan.

The Company's executive compensation policies are designed to attract and retain executives capable of leading the Company in the real estate and financial services marketplaces and to motivate such executives to maximize profitability and shareholder value. The Board of Directors has designed the Company's Executive Performance Plan with three principal components to achieve this objective: base salary; annual cash incentives; and long-term incentive compensation in the form of stock options. Stock options are typically awarded by the Board of Directors based on each officer's individual performance and achievements, and the recommendations of management. In fiscal 2002, executive officers were eligible to receive grants of stock options under the Plan.

From 1983 to his resignation in 2002, James A. Arias, as Chief Executive Officer, had been provided with an annual increase in his base salary of 6% per annum as a cost of living adjustment. During fiscal 2002, Mr. Arias received a salary of $55,350. Mr. Arias did not receive a cash bonus for fiscal 2002.In connection with the Company's acquisition of ESI, the Company entered into a three-year employment agreement with Edward S. Adams on February 28, 2001.During fiscal 2002, Mr.Adams received a base salary of $150,000 to serve as Chief Executive Officer.Mr. Adams did not receive a cash bonus for fiscal 2002.

The foregoing report shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933 (the "1933 Act") or the Securities Exchange Act of 1934 (the "1934 Act"), except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under the 1933 Act or the 1934 Act.

                                             THE BOARD OF DIRECTORS
                                             Laurence S. Zipkin
                                             Edward S. Adams
                                             Alan R. Woinski

PRICE PERFORMANCE GRAPH
-----------------------

The following graph compares the total cumulative return of the Company's Common Stock with the S&P Small Cap 600 Index, the S&P Services (Commercial and Consumer) Index and the S&P Homebuilding Index.The total cumulative return for each period is based on the investment of $100 on September 30, 1997, assuming compounded daily returns and the reinvestment of all dividends.

                                                                                 S&P Services
                                          Company                S&P              (Commercial             S&P
                                           Common           Small Cap 600        and Consumer)        Homebuilding
                                           Stock                Index                Index               Index
                                           -----                -----                -----               -----
   September 30, 1997                        100                 100                  100                 100
   September 30, 1998                         54                  81                   63                 112
   September 30, 1999                         64                  96                   69                  94
   September 30, 2000                         43                 119                   57                 118
   September 30, 2001                         55                 106                   71                 121
   September 30, 2002                          7                 104                   69                 176

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
       AMONG OAK RIDGE CAPITAL GROUP, INC., THE S & P SMALLCAP 600 INDEX,
                          THE S & P HOMEBUILDING INDEX
                AND S & P DIVERSIFIED COMMERCIAL SERVICES INDEX

                               [PLOT POINTS GRAPH]

                                                                               CUMULATIVE TOTAL RETURN
                                                         ------------------------------------------------------------------
                                                               9/97       9/98       9/99       9/00       9/01       9/02
OAK RIDGE CAPITAL GROUP, INC.                                100.00      54.21      63.55      43.45      55.33       7.48
S & P SMALLCAP 600                                           100.00      81.33      95.59     118.70     106.10     104.20
S & P HOMEBUILDING                                           100.00     112.05      94.08     118.46     120.55     175.80
S & P DIVERSIFIED COMMERCIAL SERVICES                        100.00      62.72      69.47      56.62      71.08      69.23

* $100 INVESTED ON 9/30/97 IN STOCK OR INDEX-INCLUDING REINVESTMENT OF DIVIDENDS. FISCAL YEAR ENDING SEPTEMBER 30.

COPYRIGHT (C), 2002 STANDARD & POOR'S, A DIVISION OF THE MCGRAW-HILL COMPANIES, INC. ALL RIGHTS RESERVED. www.researchdatagroup.com/S&P.htm

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership ofOak Ridge Capital Group, Inc. Voting Shares as of January 13, 2003 by (a) each person known to Oak Ridge Capital Group, Inc. to beneficially own more than five percent (5%) of the Voting Shares, (b) each director of Oak Ridge Capital Group, Inc., (c) each named executive officer in Item 11 (d) all directors, nominees and executive officers of Oak Ridge Capital Group, Inc. as a group.

Except as otherwise indicated below, to the knowledge of the Company, each shareholder has sole voting and investment power over the shares beneficially owned, except to the extent authority is shared by spouses under applicable law.

                                                                       NUMBER OF SHARES
                                                                         BENEFICIALLY                PERCENT OF
NAME AND ADDRESS                                                          OWNED (1)                VOTING SHARES
----------------                                                          ---------                -------------
Laurence S. Zipkin                                                         1,335,222                    26.5%
701 Xenia Ave. S, Suite 130
Minneapolis, Minnesota 55416

Edward S. Adams                                                              556,428                    11.3%
701 Xenia Ave. S, Suite 130
Minneapolis, Minnesota 55416

Bill E. Hooten (2)                                                           429,704                     8.9%
1650 University Blvd. NE, Suite 5-100
Albuquerque, New Mexico 87102

Joseph Zerger Revocable Trust                                                340,000                     7.0%
1550 East Oakland Blvd.
Fort Lauderdale, FL 33334

James A. Arias                                                               239,200                     4.9%
Alan R. Woinski                                                               10,000                     *
James A. Coryea II                                                            25,000                     *

All directors and executive officers as a group (5 persons)                2,076,650                    39%

--------------
*     Less than 1%

(1) Includes the following number of shares that could be purchased under stock options or warrants exercisable within 60 days of January 13, 2003:Mr. Zipkin, 195,000 shares; Mr. Adams, 100,000 shares; Mr. Arias, 25,000 shares; Mr. Woinski, 10,000 shares; Mr. Coryea, 25,000 shares; and all directors, nominees and executive officers as a group, 480,000 shares.

(2) Includes 337,871 shares held in a revocable trust of which he and his wife are trustees and 91,833 shares held in an individual retirement account.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In 2000, the Independent Directors of the Company approved an arrangement whereby Mr. Bill E. Hooten was permitted to build up to ten speculative homes personally in conjunction with Charter, the Company's residential construction subsidiary.Such homes were constructed and marketed as Charter homes under a fee arrangement providing for Charter to receive 5% of direct construction costs as a construction management fee and 1% as warranty reserve.Additionally, the Company retains sales commissions on such homes.

While the Company foregoes its normal gross profit on homes under this arrangement, as offset by the aforementioned fees, this program was deemed to be in the Company's best interests due to existing debt reduction requirements on certain lot inventory and lot purchase commitments, which may not be met based upon the Company's current levels of construction activity.This arrangement allows the Company to better meet such takedown requirements without assuming the additional risk associated with committing additional working capital to speculative homes.As a result of this arrangement, revenues of $122, $145 and $191 were recognized by the Company for the years ended September 30, 2002 and 2001 and 2000, respectively, which consisted of sales of developed lots and fees revenue.

ESI owes Laurence S. Zipkin $200,000 under a subordinated loan agreement for working capital advances that bears interest at 8% and is due November 30, 2002.As of January 13, 2003 this note has been paid back to Mr. Zipkin withaccrued interest.

Any future transactions with officers, directors or 5% beneficial shareholders are intended to be on terms no less favorable to the Company or its affiliates than could be obtained from unaffiliated third parties and will be approved by a majority of the independent outside members of the Company's Board of Directors who do not have an interest in the transaction.


ITEM 14: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 ("Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods.The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days before the filing of this annual report (the "Evaluation Date"), and have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed in the Company's reports filed under the Exchange Act.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                                     PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

      (3) The following exhibits are filed as part of or incorporated by reference into this report:

     EXHIBIT
     NUMBER
     ------

      2.1 Agreement and Plan of Merger dated as of February 28, 2001, among Equity Securities Investments, Inc., Realco, Inc. and ESI Acquisition Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Form 8K/A filed on March 16, 2001)

      3.1 Articles of Incorporation, as amended (incorporated by reference to Exhibits 3.1, 3.2 and 3.3 to the Company's Registration Statement on Form S-B2 (Registration Statement No. 33-98740-D))

      3.2 Certificate of Designation of Relative Rights and Preferences of Series "D" Preferred Shares of Realco, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Form 8K/A filed on March 16, 2001)

      3.3 Bylaws, as amended (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-B2 (Registration Statement No. 33-98740-D))

      4.1 Form of Warrant Agreement (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-B2 (Registration Statement No. 33-98740-D))

      4.2 Form of Indenture associated with 9.5% Subordinated Promissory Notes Due December 15, 2003 (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-B2 (Registration Statement No. 33-98740-D))

      10.1* Realco, Inc. 1997 Employee Incentive Stock Plan, as amended
            (incorporated by reference to Exhibit 99 to the Company's Schedule 14A, Preliminary Proxy Materials, filed on August 13, 2001)

      10.2* Employment Agreement dated February 28, 2001, between the Company and Laurence S. Zipkin (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended September 30, 2001)

      10.3* Employment Agreement dated February 28, 2001, between the Company and Edward S. Adams (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended September 30, 2001)

      10.4* Employment Letter dated April 1, 2002 between Realco, Inc. and
            James A. Coryea II (filed herewith)

      10.5* Employment Agreement dated July 18, 2001 by and among Equity
            Securities Investments, Inc., Realco, Inc. and Marc H. Kozberg (with amendment entered into as of December 10, 2001) (filed herewith)

      21.1  Subsidiaries of the Registrant (incorporated by reference to Exhibit
            21.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 2001)

      99.1 Certification Pursuant to 18 U.S.C., Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)

      99.2 Certification Pursuant to 18 U.S.C., Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)

            *     Management contract or compensatory plan.

(b)   Reports on Form 8-K:

      NONE were filed during the quarter ending September 30, 2002.

(c) The exhibits listed under Item (15)(a)(3) are filed herewith or incorporated by reference.

(d)   Financial statement schedules:

      (1) The financial statement schedule listed under Item 15(a)(2) is filed herewith.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS:


                                        Balance At      Charged to     Deductions     Balance At
                                        Beginning of    Costs And      - describe       End of
                                          Period        Expenses          (1)           Period
                                        ------------   ------------   ------------   ------------
                                                        (Dollars in thousands)
Year ended September 30, 2002:
   Allowance for doubtful accounts         $138           $ 66          $190           $  14

Year ended September 30, 2001:
   Allowance for doubtful accounts         $ 63           $177          $102           $ 138
   Construction inventory impairment         65             --            65              --

Year ending September 30, 2000
   Construction inventory impairment       $180           $ --          $115           $  65
   Allowance for doubtful accounts           25             46             8              63

(1) Uncollectible Accounts written off, net of Recoveries

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 OAK RIDGE CAPITAL GROUP, INC.


Date: January 14, 2003           By: /s/ EDWARD S. ADAMS
                                    -----------------------------------------
                                     Edward S. Adams, Chief Executive Officer
                                     (Principal Executive Officer)


Date: January 14, 2003           By: /s/ JAMES A. CORYEA II
                                    -----------------------------------------
                                     James A. Coryea II, Chief Financial Officer
                                     (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                     Title                                 Date
---------                                     -----                                 ----
/s/  LAURENCE S. ZIPKIN                       Chairman of the Board                 January 14, 2003
---------------------------
     Laurence S. Zipkin

/s/  EDWARD S. ADAMS                          Chief Executive Officer               January 14, 2003
---------------------------                   and Director
     Edward S. Adams

/s/  JAMES A. CORYEA II                       Chief Financial Officer               January 14, 2003
---------------------------
     James A. Coryea II

/s/  MARC H. KOZBERG                          Chief Operating Officer               January 14, 2003
---------------------------
     Marc H. Kozberg

/s/  ALAN R. WOINSKI                          Director                              January 14, 2003
---------------------------
     Alan R. Woinski

        CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Edward S. Adams, the Chief Executive Officer, hereby certify that:

1. I have reviewed this annual report on Form 10-K of Oak Ridge Capital Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                      /s/ Edward S. Adams
                                      -----------------------------------------
                                      Edward S. Adams
                                      Chief Executive Officer
                                      Dated: January 14, 2003

       CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James A. Coryea II, the Chief Financial Officer, hereby certify that:

1. I have reviewed this annual report on Form 10-K of Oak Ridge Capital Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                               /s/ James A. Coryea II
                               -----------------------------------------------
                               James A. Coryea II
                               Chief Financial Officer
                               Dated: January 14, 2003