Form 10-K/A
period 2002-09-30
REALCO INC /NM/
filed 2003-01-17
CIK 82409

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

      10.5* Employment Agreement dated July 18, 2001 by and among Equity
            Securities Investments, Inc., Realco, Inc. and Marc H. Kozberg (with amendment entered into as of December 10, 2001) (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended September 30, 2002)

      21.1  Subsidiaries of the Registrant (incorporated by reference to Exhibit
            21.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 2001)

      99.1 Certification Pursuant to 18 U.S.C., Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (incorporated by reference to Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 2002)

      99.2 Certification Pursuant to 18 U.S.C., Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (incorporated by reference to Exhibit 99.2 to the Company's Annual Report on Form 10-K for the year ended September 30, 2002)

            *     Management contract or compensatory plan.

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

                                 OAK RIDGE CAPITAL GROUP, INC.


Date: January 16, 2003           By: /s/ EDWARD S. ADAMS
                                    -----------------------------------------
                                     Edward S. Adams, Chief Executive Officer
                                     (Principal Executive Officer)


Date: January 16, 2003           By: /s/ JAMES A. CORYEA II
                                    -----------------------------------------
                                     James A. Coryea II, Chief Financial Officer
                                     (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                     Title                                 Date
---------                                     -----                                 ----
/s/  LAURENCE S. ZIPKIN                       Chairman of the Board                 January 16, 2003
---------------------------
     Laurence S. Zipkin

/s/  EDWARD S. ADAMS                          Chief Executive Officer               January 16, 2003
---------------------------                   and Director
     Edward S. Adams

/s/  JAMES A. CORYEA II                       Chief Financial Officer               January 16, 2003
---------------------------
     James A. Coryea II

/s/  MARC H. KOZBERG                          Chief Operating Officer               January 16, 2003
---------------------------
     Marc H. Kozberg

/s/  ALAN R. WOINSKI                          Director                              January 16, 2003
---------------------------
     Alan R. Woinski