Form 10-Q
period 2002-12-31
REALCO INC /NM/
filed 2003-02-19
CIK 82409

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  [ ]   No  [X]

As of February 17, 2003 the Company had 4,843,023 shares outstanding of its no par value common stock, the Company's only class of common stock.

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                    December 31,
                                                                        2002     September 30,
                                                                    (unaudited)      2002
                                                                     ---------     ---------
ASSETS
  Cash and cash equivalents                                          $  2,245      $  1,873
  Restricted cash                                                           1           341
  Available for sale securities                                           434           451
  Securities owned                                                        113           206
  Accounts and notes receivable, net                                    2,931         2,099
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                                   8            38
  Inventories                                                           1,867         5,848
  Property & equipment - at cost, net                                     332           535
  Investments - equity method                                             305           728
  Goodwill                                                              1,181         1,352
  Other assets                                                            699           778
                                                                     ---------     ---------
                                                                     $ 10,116      $ 14,249
                                                                     =========     =========

LIABILITIES
  Notes payable                                                      $  1,941      $  2,736
  Construction advances and notes payable, collateralized by
    inventories                                                           451         1,645
  Accounts payable and accrued liabilities                              2,041         3,080
  Billings in excess of cost and estimated earnings on
    uncompleted contracts                                                  78           204
  Escrow funds held for others                                              1           341
                                                                     ---------     ---------
                                                                     $  4,512      $  8,006

STOCKHOLDERS' EQUITY
  Preferred stock - authorized, 500,000 shares Series D -
    issued and outstanding, none                                          ---           ---
  Common stock - no par value; authorized, 50,000,000 shares;
    issued 4,843,023 shares                                            13,165        13,165
  Accumulated deficit                                                  (7,777)       (7,147)
  Accumulated other comprehensive income                                  218           227
                                                                     ---------     ---------
                                                                        5,606         6,245
  Less common stock held in treasury - at cost, 700 shares                  2             2
                                                                     ---------     ---------
                                                                        5,604         6,243
                                                                     ---------     ---------
                                                                     $ 10,116      $ 14,249
                                                                     =========     =========

                             See accompanying notes.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      Three months ended December 31, 2002
                (Dollars in thousands, except per share amounts)

                                                                            (Unaudited)
                                                                         2002        2001
                                                                       -------     -------
REVENUES
  Real estate brokerage commissions and fees                           $   480     $   178
  Securities brokerage commissions and fees                                661       1,779
  Sales of developed lots                                                  685         699
  Equity in net earnings of investees                                       45          25
  Interest and other, net                                                  598         140
                                                                       -------     -------
                                                                         2,469       2,821
COSTS AND EXPENSES
  Cost of real estate brokerage revenue                                    282          89
  Cost of securities brokerage revenue                                     745       1,490
  Cost of developed lots sold                                              476         537
  Selling, general, administrative and other                               889         922
  Depreciation and amortization                                             79         102
  Interest                                                                 126         112
                                                                       -------     -------
                                                                         2,597       3,252
                                                                       -------     -------
    Loss from continuing operations before income taxes                   (128)       (431)
INCOME TAX EXPENSE                                                           7          25
                                                                       -------     -------
    LOSS FROM CONTINUING OPERATIONS                                       (135)       (456)

DISCONTINUED OPERATIONS
  Earnings (loss) from discontinued operations, net of income taxes       (453)        628
  Loss on disposal of discontinued operations, net of income taxes         (41)         --
                                                                       -------     -------
NET EARNINGS (LOSS)                                                       (629)        172

PREFERRED STOCK DIVIDEND REQUIREMENT
  (NEGATIVE RETURN) - NET                                                   --        (154)
                                                                       -------     -------
NET EARNINGS (LOSS) APPLICABLE TO COMMON SHARES                        $  (629)    $   326
                                                                       =======     =======

EARNINGS (LOSS) PER COMMON SHARE
  Loss per common share from continuing operations - basic             $  (.03)    $  (.08)
                                                                       =======     =======
  Net earnings (loss) per common share - basic                         $  (.13)    $   .08
                                                                       =======     =======
  Loss per common share from continuing operations - diluted           $  (.03)    $  (.09)
                                                                       =======     =======
  Net earnings (loss) per common share - diluted                       $  (.13)    $   .04
                                                                       =======     =======

                             See accompanying notes.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Three months ended December 31, 2002
                             (Dollars in thousands)

                                                                               (Unaudited)
                                                                            2002         2001
                                                                           -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                      $  (629)    $   172
  ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET CASH PROVIDED BY
    (USED IN) OPERATIONS-
      Depreciation and amortization                                             99         128
      Accretion of discount on notes payable                                     6           8
      Net distributions in excess of earnings of investees (earnings in
        excess of distributions)                                               166         (72)
      Provision for deferred income taxes                                        7          25
      Realized  gain on available for sale securities                           (5)         --
      Deferred gain                                                            (32)         --
      Loss on sale of business                                                  41          --
  CHANGE IN OPERATING ASSETS AND LIABILITIES, NET OF EFFECTS FROM
    BUSINESS SOLD-
      Increase (decrease) in restricted cash                                   (20)        132
      Decrease in securities owned                                              92         235
      (Increase) decrease in receivables                                       (19)     (1,916)
      Decrease in inventories                                                  404       1,030
      Change in net billings related to costs and estimated earnings on
        uncompleted contracts                                                  (96)         66
      Change in other assets                                                   (48)        (58)
      Decrease in escrow funds held for others                                  20        (132)
      Increase (decrease) in accounts payable and accrued liabilities         (118)        484
                                                                           -------     -------
        Net cash provided by (used in) operating activities                   (132)        102

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of property and equipment                                       (8)        (27)
      Contributions to equity method investments                               (60)         --
      Purchase of available for sale securities                                (26)         --
      Proceeds from available for sale securities                               31          --
      Proceeds from sale of discontinued operations                          1,381          --
                                                                           -------     -------
         Net cash provided by (used in) investing activities                 1,318         (27)

CASH FLOWS FROM FINANCING ACTIVITIES
      Construction advances and notes, net                                     (13)       (492)
      Payments of long term debt                                              (801)     (1,027)
                                                                           -------     -------
         Net cash used in financing activities                                (814)     (1,519)
                                                                           -------     -------

      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     372      (1,444)

Cash and cash equivalents at beginning of period                             1,873       3,547
                                                                           -------     -------
Cash and cash equivalents at end of period                                 $ 2,245     $ 2,103
                                                                           =======     =======
                             See accompanying notes.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Oak Ridge Capital Group, Inc. (formerly known as Realco, Inc.) and its wholly owned subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. For further information refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended September 30, 2002.

On June 10, 2002, the Company changed its state of incorporation from New Mexico to Minnesota and changed its name from Realco, Inc. to Oak Ridge Capital Group, Inc., pursuant to a reincorporation proposal approved by the Company's shareholders on June 7, 2002.

On December 20, 2002, the Company sold its homebuilding subsidiary, Charter Building and Development Corp. (Charter), to a private investor group which includes certain current employees and stockholders and former officers of the Company. Charter was responsible for the construction operations of the residential construction and land development segment. The Company will continue its land development operations. The selling price was $3,129,000 consisting of the following:

      Cash funded by the private investor group                    $   800,000
      Cash funded by Charter, including additional draws
         on construction and development lines of credit             1,200,000
      Promissory note collateralized by Charter's common stock       1,129,000
                                                                   -----------

                                                                   $ 3,129,000
                                                                   ===========

Subsequent to the closing date, the Company and buyer entered into an Amendment to the original Stock Sale Agreement, (the "Amended Agreement"), which among other things, adjusted the selling price by $317,000 to reflect Charters' fifty-percent (50%) interest in a land development joint venture, "Success Ventures, Inc." (the "Joint Venture Interest") as of November 30, 2002. The $317,000 was paid to the Company $250,000 in cash in January 2003 with the balance of $67,000 added to the note amount in the original Stock Sale Agreement. The new note balance after this Amendment is $1,196,000. A current stockholder and former officer was responsible for brokering the deal between the Company and the private investor group and received a $128,000 fee upon completion of the sale. The Company recognized a $41,000 loss on this disposal. The financial data related to these operations is accounted for as discontinued operations for all periods presented.

Subsequent to September 30, 2002, management began evaluating the Company's commercial construction segment due to continuing operating losses. As a result of this evaluation, management has decided to terminate the operations of the commercial construction segment. Management expects to complete termination during the second quarter of fiscal 2003. The financial data related to these operations is accounted for as discontinued operations for all periods presented.

1. Principles of Consolidation:

The consolidated financial statements include the accounts of Oak Ridge Capital Group, Inc. and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                December 31, 2002


2. Income Taxes:

The Company's effective income tax rate for the periods ended December 31, 2002 and 2001 differs from the federal statutory rate due to changes in the valuation allowance for deferred tax assets.

3. Earnings (Loss) Per Common Share:

The following shows the amounts used in computing earnings (loss) per common share for the three months ended December 31:

                                                                                    Three Months
                                                                                  Ended December 31
                                                                              ---------------------------
                                                                                2002              2001
                                                                              ----------       ----------
Loss  from continuing operations                                              $ (135,000)      $ (456,000)
Preferred stock - (dividends) negative return                                         --          154,000
                                                                              ----------       ----------
Loss from continuing operations applicable to common shares used for
  basic earnings per share                                                      (135,000)        (302,000)
Effect of dilutive convertible preferred stock - negative return                      --         (154,000)
                                                                              ----------       ----------
Loss from continuing operations applicable to common shares used for
  diluted earnings per share                                                  $ (135,000)      $ (456,000)
                                                                              ==========       ==========
Weighted average number of common shares outstanding used for basic
  earnings per share                                                           4,843,023        3,892,985
Effect of dilutive convertible preferred stock                                        --          946,957
                                                                              ----------       ----------
Weighted average number of common shares outstanding used for diluted
  earnings per share                                                           4,843,023        4,839,942
                                                                              ==========       ==========

4. Debt:

At December 31, 2002, the Company was in violation of the minimum net worth covenant and the debt limitation covenant relating to its subordinated sinking fund notes with a principal balance of $1,738,000. Therefore, the trustee or note holders have the right to deliver a Notice of Default to the Company. If Notice of Default is delivered and the violation is not cured within 30 days, the notes may be declared due and payable immediately.

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

5. Comprehensive Earnings (Loss):

Other comprehensive earnings (losses) consist primarily of net unrealized investment gains and losses, net of income tax effects. Total comprehensive earnings (losses) for the quarters ended December 31, 2002 and 2001 were $(639,000) and $134,000, respectively.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                December 31, 2002


6. Stockholders' Equity:

On December 20, 2001, the Company issued 1,452,000 shares of its Common Stock upon the conversion of 484,000 shares of its Series "D" Preferred Stock. The Series "D" Preferred Stock was issued on March 1, 2001, pursuant to the terms of a merger in which the Company acquired Equity Securities Investments, Inc. ("ESI"). The Series "D" Preferred Stock was not initially convertible into Common Stock. However, the terms of the Series "D" Preferred Stock provided that each share would automatically be converted into three shares of Common Stock if the shareholders of the Company approved such conversion, and that the conversion, if approved, would occur automatically on the twenty-first (21st) day following the date on which the shareholders approved the conversion. The Company agreed in the merger agreement to ask its shareholders to approve the conversion and, at the Annual Meeting of Shareholders of the Company held on November 29, 2001, the shareholders voted upon and approved the conversion of the Series "D" Preferred Stock into Common Stock. In connection with this conversion, Preferred Stock dividends in arrears of $211,000 at the date of conversion were waived by the shareholders. The elimination of these dividends, net of dividends incurred during the quarter ended December 31, 2001 is reflected as a negative return on preferred stock for determining earnings applicable to common shares in the statement of operations for the three months ended December 31, 2001.

7. Segment Information:

The Company operates in the following segments: commercial real estate broker, land development, and financial services. Information concerning the Company's continuing business segments for the quarter ended December 31 is as follows:

                                                                    2002           2001
                                                                -----------    -----------
  Revenues
    Commercial real estate broker                               $   480,000    $   178,000
    Residential land development                                    860,000        698,000
    Financial services                                              979,000      1,928,000
    Interest and other                                              150,000         17,000
                                                                -----------    -----------
        Total                                                   $ 2,469,000    $ 2,821,000
                                                                ===========    ===========

  Earnings (loss) from continuing operations before taxes
    Commercial real estate broker                               $    13,000    $  (117,000)
    Residential land development                                    357,000        152,000
    Financial services                                             (234,000)      (148,000)
    Unallocated general corporate expenses                         (264,000)      (318,000)
                                                                -----------    -----------
        Loss from continuing operations before income taxes     $  (128,000)   $  (431,000)
                                                                ===========    ===========

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                December 31, 2002


8. New Accounting Pronouncements:

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The Company early adopted SFAS 146 on October 1, 2002. The effect on adoption of SFAS 146 changes the timing of when costs associated with terminating the operations of the commercial construction segment are recorded from a commitment date approach to when the liability is incurred.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company is assessing, but at this point does not believe the adoption of the recognition and initial measurement requirements of FIN 45 will have a material impact on its financial position, cash flows or results of operations. See Footnote 11 for disclosure of guarantees under this interpretation.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in financial statements about the effects of stock -based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Adoption of SFAS 148 is not expected to have a material impact on the Company's financial position, cash flows or results of operations.

9. Contingencies:

In connection with the Company's disposition of its residential brokerage operations, a leased office facility is no longer being used for operating purposes. This facility and furnishings are sublet under an agreement expiring in April 2003, which provides for rental payments based upon a percentage of tenant revenues.

In connection with the disposition, the Company recorded an estimated loss relating to its remaining costs in the facility, furnishings and improvements, including leasehold improvements and remaining rental payments, reduced by sublease income. Sublease income has been estimated based on the existing sublease and on management's estimate of probable future sublease income, which is predicated, on current economic conditions. Adverse changes in economic conditions could negatively affect management's estimate of probable future sublease income, which could result in the Company recognizing additional losses on this facility and its furnishings. This liability totaled $667,000 and $736,000 at December 31, 2002 and September 30, 2002, respectively.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                December 31, 2002


In December 2001, the Company was named as a defendant in a lawsuit in the District Court for Hennepin County, Minnesota. The plaintiffs are certain institutional and individual customers of Miller & Schroeder Financial, Inc., a broker-dealer ("MSF"). The lawsuit was commenced against MSF, Miller & Schroeder, Inc., the parent corporation of MSF ("MSI"), and certain officers, directors and shareholders of MSI who are alleged to be controlling persons of MSI and MSF. The Company is a shareholder of MSI. James A. Arias, the Company's former Chief Executive Officer, is also named as a defendant. Mr. Arias served as a director of MSI during the period covered by the plaintiff's complaint. The plaintiffs, on their own behalf and on behalf of a class of investors they seek to represent, are seeking rescission or compensatory damages with respect to debentures issued by United Homes, Inc. and purchased by the plaintiffs from or through MSF. The plaintiffs assert numerous claims against MSF and the other defendants including claims based on negligence, negligent misrepresentation, common law fraud, and violations of the Minnesota Securities Act, the Minnesota Consumer Fraud Act, the U.S. Securities Act of 1933, and the Minnesota Uniform Fraudulent Transfer Act. In January 2002, the Company and Mr. Arias filed a motion to dismiss the lawsuit with respect to them. A hearing on the motion to dismiss the lawsuit was held in March 2002; the outcome of this motion was a partial dismissal of claims however; the remaining complaint items are still under the courts consideration. As of February 17, 2003, the remaining complaint items have not as yet been dismissed. If they are not dismissed, the Company and Mr. Arias intend to defend the lawsuit vigorously. At present, the Company is unable to predict the outcome of this litigation or any exposure to loss.

10.  Discontinued Operations

Residential Construction Operation
----------------------------------

On December 20, 2002, the Company sold its homebuilding subsidiary, Charter Building and Development Corp. (Charter), to a private investor group which includes certain current employees and stockholders and former officers of the Company. Charter was responsible for the construction operations of the residential construction and land development segment. Subsequently, the above sale was amended to include the Company's fifty-percent (50%) interest in a land development joint venture called "Success Ventures". The selling price was originally $3,129,000 and amended to $3,446,000 consisting of the following:

                                                         Charter         Success         Total
                                                       ----------     ----------     ----------
Cash funded by the private investor group              $  800,000     $  250,000     $1,050,000

Cash funded by Charter, including additional draws
on construction and development lines of credit         1,200,000             --      1,200,000

Promissory note collateralized by
Charter's common stock                                  1,129,000         67,000      1,196,000
                                                       ----------     ----------     ----------
                                                       $3,129,000     $  317,000     $3,446,000
                                                       ==========     ==========     ==========

A current stockholder and former officer were responsible for brokering the deal between the Company and the private investor group and received a $128,000 fee upon completion of the sale. The Company continues to be a guarantor on the former subsidiary's construction and development lines of credit based on the homes in inventory at November 30, 2002. These guarantees will terminate upon renewal of each line by the respective financial institution. The Company recognized a $41,000 loss on this disposal.

The disposal of the Company's homebuilding construction operations has been accounted for as discontinued operations and, accordingly, the related operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows for all periods presented.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                December 31, 2002


Information relating to the discontinued operations of the Company's homebuilding construction operations for the three months ended December 31 is as follows:

                                                        Three Months       Three Months
                                                           Ended             Ended
                                                        December 31,       December 31,
                                                           2002               2001
                                                        -----------        -----------
Revenues                                                $ 1,697,000        $ 5,922,000
                                                        ===========        ===========

Earnings (Loss) from operations before income
   taxes                                                $   (85,000)       $   597,000
Income tax expense                                               --                 --
                                                        -----------        -----------
Earnings (Loss) from discontinued operations            $   (85,000)       $   597,000
                                                        ===========        ===========

Termination of Commercial Construction Segment
----------------------------------------------

In October 2002, management decided to terminate the operations of the commercial construction segment due to its continuing operating losses. Management expects the termination of operations to be completed during the second quarter of fiscal 2003. Management has not yet determined any additional costs of this termination that may be required to be recognized pursuant to SFAS 146.

This wholly-owned subsidiary is currently the general contractor for a $3.5 million medical center renovation project in southern New Mexico. The project is behind schedule and the contract provides for financial penalties if the project is not completed on time. The project delays have been for various reasons, some that were under the subsidiary's control, and some that were not. The project is currently scheduled for completion at the end of February 2003. If additional delays should occur the owner of the project has the right to seek damages for the delay. As of this filing, the project is expected to be completed by the deadline. The Company's subsidiary has the right to "put down" to respective sub-contractors any costs which the subsidiary may incur as a result of inadequate or non-timely performance by the sub-contractor. The subsidiary, if penalized, will use that remedy to contain project costs. The Company currently expects the project to show a minimal loss once completed.

Information relating to the discontinued operations of the Company's commercial construction operations for the three months ended December 31 is as follows:

                                                        Three Months       Three Months
                                                           Ended              Ended
                                                        December 31,       December 31,
                                                           2002               2001
                                                        -----------        -----------
Revenues                                                $   505,000        $   851,000
                                                        ===========        ===========

Earnings (Loss) from operations before income
   taxes                                                $  (368,000)       $    31,000
Income tax benefit                                               --                 --
                                                        -----------        -----------
Earnings (Loss) from discontinued operations            $  (368,000)       $    31,000
                                                        ===========        ===========

Earnings (Loss) per common share information relating to these discontinued operations is as follows for the three months ended December 31:

                                                 2002            2003
                                                 ----            ----

     Earnings (Loss) per common share from      (.10)            .16
     Discontinued operations - basic

     Earnings (Loss) per common share from      (.10)            .12
     Discontinued operations - diluted

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                December 31, 2002


11. Guarantees

The Company currently is guarantor on certain construction and development lines of credit related to Charter with outstanding balances at December 31, 2002 totaling approximately $1,100,000. The maximum potential amount of future payments under the guarantees is approximately $2,600,000. These guarantees were required in the normal course of transacting residential homebuilding and are collateralized by both the home and the lot on which the home is built. The financial institutions require a separate individual note for each home built which is paid off when the home closes and requires paydown on lot lines of credit as lots are transferred to construction lines of credit. On November 30, 2002, the residential homebuilding subsidiary was sold to outside investors; one of the terms and conditions of the sale was the Company would continue its existing guarantees. The guarantee amount will be declining each month as the homes are sold and the construction advances are paid off or as lots are transferred to construction lines of credit. Based on the inventory in place at the time of sale of the subsidiary and the normal time required to build a home (about 90 days), the guarantees required as part of the sale are expected to terminate by the end of fiscal 2003.

The Company is also guarantor of a bank line of credit on a land development joint venture in which the Company is a fifty-percent owner. The venture is a 169 homesite project with a bank line of credit of $5,000,000 of which $970,000 was outstanding at December 31, 2002. The bank debt is to be paid down as lots are completed and sold. If not otherwise paid, the bank debt is due September 30, 2004.

12.  Subsequent Events

Sale of commercial real estate brokerage subsidiary
---------------------------------------------------

On February 7, 2003, the Company entered into a Stock Sale Agreement effective January 31, 2003 with FCRES, Inc. a newly formed New Mexico corporation pursuant to which FCRES, Inc. agreed to purchase all the Common Stock of the Company's commercial real estate brokerage subsidiary. The owners of the newly formed corporation include certain current employees and stockholders of the Company. Under the terms of the Agreement, the selling price was $160,000 consisting of $115,000 in cash and a promissory note of $45,000, collateralized by First Commercial's common stock.

A current stockholder and former officer was responsible for brokering the deal between the Company and private investor group and received a $8,000 fee upon closing of the sale. Management does not anticipate any significant gain or loss will result from this sale.

Grant of Stock Options to Employees
------------------------------------

On January 13, 2003, the Board of Directors granted key employees options to acquire 449,500 shares of the Company's stock at a $0.55 per share exercise price. The Company has reserved a total of 1,250,000 shares for issuance under the Employee Incentive Stock Option Plan. Prior to this grant, 620,000 shares were available for grant; after this grant, 170,500 shares remain reserved for grants in the future.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW OF CONSOLIDATED CONTINUING OPERATIONS
----------------------------------------------

Based upon the various lines of business in which the Company is engaged, it has defined the following operating segments for purposes of financial accounting and reporting:

      Commercial Real Estate Brokerage Segment
      Land Development Segment (previously known as Residential Construction and
        Land Development Segment)
      Financial Services Segment which includes unallocated corporate expenses

The Company's continuing operations are primarily within the metropolitan and surrounding areas of Minneapolis, Minnesota and Albuquerque, New Mexico.

The following discussions are based on the resulting "continuing operations" which no longer includes Charter, the residential homebuilding subsidiary, Realco Construction, Inc., the commercial construction subsidiary of the Company, and Success Ventures in which the Company held 50% ownership interest in a land development joint venture.

Consolidated For the Quarter Ended December 31, 2002
----------------------------------------------------

The Company experienced a consolidated pre-tax quarterly loss of $128,000 from continuing operations compared to a pre-tax loss of $431,000 for the same period in fiscal 2002. Consolidated revenues decreased $352,000 or 12% to $2,469,000 from $2,821,000 in the same quarter a year ago. The overall revenue net decrease is the result of revenue increases in commercial brokerage revenue of $478,000, and interest and other of $282,000 all of which were offset by a revenue decrease of approximately $1,118,000 from the securities brokerage operation. The decrease in the revenue from the securities brokerage segment was the result of minimal revenue from investment banking activities in 2002 compared to approximately $900,000 of investment banking revenues in 2001.

The consolidated selling, general and administrative expenses from the continuing segments showed an overall decrease of approximately $33,000; these expenses were $889,000 for the quarter ended December 31, 2002 compared to $922,000 for the quarter ended December 31, 2001. The change was a reduction in expenses at ESI of approximately $147,000 offset by increases totaling $106,000 in unallocated corporate expense.

The Company's effective income tax rate for the periods ended December 31, 2002 and 2001 differs from the federal statutory rate due to changes in the valuation allowance for deferred tax assets.


SEGMENT RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 2002
---------------------------------------------------------------------

COMMERCIAL REAL ESTATE BROKERAGE SEGMENT:
-----------------------------------------

The commercial real estate brokerage segment consists of First Commercial Real Estate Services, Inc. The Company was approached in late January 2003 by management of the subsidiary with a proposal to purchase the subsidiary. After careful evaluation, the Company deemed it in the best interest of the Company to sell the subsidiary. The sale was completed on February 7, 2003. The terms of the sale consist of a purchase price of $160,000 (net book value at January 1, 2003) with $115,000 paid in cash and the remaining $45,000 in a note. This event will be reflected as a discontinued operation for the quarter ending March 31, 2003.

For the Quarter Ended December 31, 2002
---------------------------------------

This segment experienced pre-tax earnings of $13,000 for the quarter ended December 31, 2002 as compared to a pre-tax loss of $117,000 for the same period in fiscal 2002. The current period revenues were $480,000 compared to $178,000 in the same quarter in 2002. These increases are typical of a small commercial real estate brokerage, as timing of significant closings can affect comparability between periods. Selling, general and administrative expenses declined $22,000 or 10% in the quarter ended December 31, 2002 as compared to the same quarter a year ago.

LAND DEVELOPMENT SEGMENT (PREVIOUSLY KNOWN AS RESIDENTIAL CONSTRUCTION AND LAND
-------------------------------------------------------------------------------
DEVELOPMENT SEGMENT):
---------------------

The residential construction operations were sold effective November 30, 2002. The two months of activity generated $1,697,000 of revenues and an operating loss of $85,000; these amounts are reported as Discontinued Operations. This segment now only includes land development activities consisting of the acquisition of raw land for development into residential home sites, which are sold to Charter or to other builders. Such land development projects may be performed under joint venture agreements or entirely by the Company. Profits on lots sold to Charter, either directly, by a subsidiary or by a joint venture, were eliminated in consolidation until the lot was removed from Charter's inventory. As a result of the sale of Charter's stock to an outside investment group, $231,000 of deferred gain was recognized and included in the gain or loss on disposal of discontinued operations.

For the Quarter Ended December 31, 2002
---------------------------------------

This segment experienced pre-tax earnings of $357,000 for the quarter ended December 31, 2002 from land development activities; construction activities are reported in discontinued operations.

Lot sales decreased $14,000 or 2% to $685,000 in the quarter ended December 31, 2002. The gross margin on sales increased $47,000 or 29% to $209,000. The gross profit percentage of sales increased from 23% to 30% in the comparable quarter last year.

During the quarter ended December 31, 2002, the company provided financing to an affiliated land development joint venture. In connection therewith, the Company recognized other income of $175,000 relating to gains on loan participations sold to other investors.

Selling, general and administrative expenses for this segment increased $43,000 to $60,000 for the period. There was no one significant factor that accounted for the increase.

FINANCIAL SERVICES SEGMENT:
---------------------------

The financial services segment consists primarily of the operations of the Company, ESI and PHS, Inc. (PHS).

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

For the Quarter Ended December 31, 2002
---------------------------------------

The Financial Services segment realized pre-tax loss of $234,000 for the quarter ended December 31, 2002 as compared to a pre-tax loss of $148,000 in the same period in fiscal 2002.

ESI incurred a pre-tax loss of $33,000 in the quarter ended December 31, 2002 as compared to a pre-tax loss of $50,000 in the quarter ended December 31, 2001. Revenues from commissions decreased $1,117,000 to $661,000 for the quarter ended December 31, 2002. The primary cause for this decline was in 2001 ESI had completed two investment banking projects that provided approximately $900,000 of revenue; in 2002 they did not have any projects completed.

Selling, general and administrative expenses decreased $147,000 or 37% to $246,000. The decrease is due to a concerted effort by management to reshape operational costs to better accommodate growth initiatives in the fiscal 2003 period.

Net equity earnings recognized from PHS Mortgage Company were $46,000, as compared to $25,000 in the same period in fiscal 2002. In the past, this equity method investee received the majority of its business from the Company's residential real estate brokerage operations, which were sold in June 2001. Management is attempting to maintain the referral relationship with the sales agents; however, the buyers of these operations also promote mortgage services. Additionally, management is planning to promote the operations of PHS to other residential real estate brokerage firms. There can be no assurance that these efforts will be successful. In the event new sources of business cannot be secured, this equity investee will no longer contribute earnings to the Company.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At December 31, 2002, the Company was in violation of the minimum net worth and debt limitation covenants relating to its subordinated sinking fund notes with a principal balance of $1,738,000. The Trustee or note holders have the right to deliver a Notice of Default to the Company. If Notice of Default is delivered and the violation is not cured within thirty days, the notes may be declared due and payable immediately However, if these obligations were declared immediately due and payable the Company's cash position and working capital would be adversely affected. If demand payment is required, management believes it will be able to satisfy the obligation and maintain adequate working capital for the Company's operations over the ensuing twelve months as follows:

     1. Utilization of existing cash reserves.
     2. Establish new lines of credit related to land development activities using the land as collateral.
     3. Utilization of expected positive cash flow provided by operations.
     4. Reducing operating expenses and other expenditures.
     5. Securing funds from other lenders as may become available.

Overall for the quarter ended December 31, 2002 the Company showed a $372,000 increase in its cash and cash equivalents. The breakdown of the quarterly cash flow indicated that $132,000 was used in operating activities , $814,000 was utilized in financing activities, primarily $801,000 in debt service on the subordinated notes. These utilizations were offset by $1,318,000 of cash received from the sale of discontinued operations.

In comparison to the same three month period a year ago, the Company showed cash utilization of $1,444,000. The components of this include, $102,000 was provided from operations, $27,000 was used for capital expenditures and $1,519,000 was used for reduction of long term debt ($1,027,000) and paybacks of construction notes and advances of $492,000.

The Company intends to apply its capital resources to expand its business by establishing or acquiring complementary operations and to reducing its outstanding debt. It is expected that future cash needs will be financed by a combination of cash flows from operations, future advances under land development lines and if needed, other financing arrangements, which may be made available to the Company. The Company does not have any material commitments for capital expenditures for fiscal 2003.

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


FORWARD LOOKING STATEMENTS
--------------------------

Investors are cautioned that certain statements contained in this document are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). Statements which are predictive in nature or which depend upon or refer to future events or conditions constitute forward-looking statements. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, assumptions, and economic and market conditions in the real estate and financial services industry, among other things.

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


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes in the sources and effects of the Company's market risk since September 30, 2002.


ITEM 4: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 ("Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report (the "Evaluation Date"), and have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed in the Company's reports filed under the Exchange Act.

Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                           PART II: OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

In December 2001, the Company was named as a defendant in a lawsuit in the District Court for Hennepin County, Minnesota. The plaintiffs are certain institutional and individual customers of Miller & Schroeder Financial, Inc., a broker-dealer ("MSF"). The lawsuit was commenced against MSF, Miller & Schroeder, Inc., the parent corporation of MSF ("MSI"), and certain officers, directors and shareholders of MSI who are alleged to be controlling persons of MSI and MSF. The Company is a shareholder of MSI. James A. Arias, the Company's former Chief Executive Officer, is also named as a defendant. Mr. Arias served as a director of MSI during the period covered by the plaintiff's complaint. The plaintiffs, on their own behalf and on behalf of a class of investors they seek to represent, are seeking rescission or compensatory damages with respect to debentures issued by United Homes, Inc. and purchased by the plaintiffs from or through MSF. The plaintiffs assert numerous claims against MSF and the other defendants including claims based on negligence, negligent misrepresentation, common law fraud, and violations of the Minnesota Securities Act, the Minnesota Consumer Fraud Act, the U.S. Securities Act of 1933, and the Minnesota Uniform Fraudulent Transfer Act. In January 2002, the Company and Mr. Arias filed a motion to dismiss the lawsuit with respect to them. A hearing on the motion to dismiss the lawsuit was held in March 2002; the outcome of this motion was a partial dismissal of claims however, the remaining complaint items are still under the courts consideration. As of February 19, 2003, the remaining complaint items have not as yet been dismissed. If they are not dismissed, the Company and Mr. Arias intend to defend the lawsuit vigorously. At present, the Company is unable to predict the outcome of this litigation or any exposure to loss.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 24, 2003 the Board of Directors approved the reduction of the current exercise price of its outstanding registered warrants to $2.00, from the current exercise price of $4.20 and simultaneously extended the maturity date of the warrants to February 1, 2005. The warrants were to expire on February 6, 2003. All terms and conditions associated with the outstanding registered warrants will remain unchanged, including the right of the Company to call the warrants upon thirty days notice, at a price of $0.01 per warrant, should the common shares of the Company trade at 25% above the $2.00 strike point ($2.50 per share) for ten consecutive trading days.


ITEM 3. DEFAULTS IN SENIOR SECURITIES

The Company is in violation of certain covenants relating to the subordinated sinking fund notes. Therefore, the trustee or note holders have the right to deliver a Notice of Default to the Company. If Notice of Default is delivered and the violation is not cured within 30 days, the notes may be declared due and payable immediately.

The Company has continued to make the scheduled debt service payments on the subordinated sinking fund notes and the principal balance of these notes was reduced to $1,738,000 in December 2002.

If these obligations were declared immediately due and payable the Company's cash position and working capital would be adversely affected. If demand payment is required, management believes it will be able to satisfy the obligation and maintain adequate working capital for the Company's operations over the ensuing twelve months as follows:

     1. Utilization of existing cash reserves.
     2. Sell or otherwise dispose of nonessential assets.
     3. Drawing additional funds available under existing land development loans.
     4. Utilization of expected positive cash flow provided by operations.
     5. Reducing operating expenses and other expenditures.

     6. Securing funds from other lenders as may become available.


ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        NONE


ITEM 5. OTHER INFORMATION

Board Changes
-------------

On October 1, 2002 Gregory E. Spitzer resigned as a Board Member for personal reasons. No disagreements exist between Mr. Spitzer and the Company relating to operations, policies or practices which led to this resignation.

On October 2, 2002 Brad J. Buscher resigned as a Board Member for personal reasons. No disagreements exist between Mr. Buscher and the Company relating to operations, policies or practices which led to this resignation.

Management Changes
------------------

On January 13, 2003, the Board of Directors of Oak Ridge Capital named Edward S. Adams as Vice Chairman of the Board of Oak Ridge Capital Group, Inc. and Marc H. Kozberg assumed the position of Chief Executive Officer. Since October 1, 2002 Mr. Kozberg was the Chief Operating Officer of the Company and prior to that date was President and Chief Executive Officer of Equity Securities Advisors, Inc., an operating division of the Company's wholly-owned subsidiary, ESI.

NASDAQ Delisting
----------------

On December 10, 2002 the Company received a Nasdaq Staff Determination Notification that the Company has failed to maintain a minimum market value of publicly held shares ("MVPHS") of $5,000,000 over the previous 30 consecutive trading days, and, as a result, did not comply with Marketplace Rule 4450(e)(1). In addition, the Staff also cited the Company has not complied with the minimum $1.00 bid price as set forth in Marketplace Rule 4450(a)(5) requirement(s). Because of these two non-compliance items the Company's securities are, therefore, subject to delisting from the NASDAQ National Market. The Company requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. The hearing was held on January 23, 2003. the Company expects to receive a formal notice that the panel made a decision to delist the Company's securities.

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

(b)  Reports on Form 8-K:

     The Company filed a Report on Form 8-K on December 31, 2002 regarding the sale of Charter, its wholly-owned residential home construction subsidiary in New Mexico.

     The Company filed a Report on Form 8-K on February 12, 2003 regarding the Amended Sale for Charter with Pro-Forma Financial Statements and the termination of operations of the Company's construction subsidiary, Realco Construction, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     OAK RIDGE CAPITAL GROUP, INC.


Date: February 19, 2003              /s/ Marc H. Kozberg
                                     ----------------------------------
                                     Marc H. Kozberg, Chief Executive Officer



Date: February 19, 2003              /s/ James A. Coryea II
                                     ----------------------------------
                                     James A. Coryea II, Chief Financial Officer

        CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Marc H. Kozberg, the Chief Executive Officer, hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q of Oak Ridge Capital Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                        /s/ Marc H. Kozberg
                                                        ------------------------
                                                        Marc H. Kozberg
                                                        Chief Executive Officer
                                                        Dated: February 19, 2003

        CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James A. Coryea II, the Chief Financial Officer, hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q of Oak Ridge Capital Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                        /s/ James A. Coryea II
                                                        ------------------------
                                                        James A. Coryea II
                                                        Chief Financial Officer
                                                        Dated: February 19, 2003