Form 10-Q
period 2003-03-31
REALCO INC /NM/
filed 2003-05-30
CIK 82409

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


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

As of May 30, 2003 the Company had 4,842,323 shares outstanding of its no par value common stock, the Company's only class of common stock.

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                    March 31,
                                                       2003       September 30,
                                                   (unaudited)        2002
                                                     --------       --------
ASSETS
  Cash and cash equivalents                          $  1,831       $  1,873
  Restricted cash                                          --            341
  Available for sale securities                         1,104            451
  Securities owned                                         19            206
  Accounts and notes receivable, net                    1,531          2,099
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                      --             38
  Inventories                                           1,366          5,848
  Property & equipment - at cost, net                     193            535
  Investments - equity method                             126            728
  Goodwill                                              1,137          1,352
  Other assets                                            651            778
                                                     --------       --------
                                                     $  7,958       $ 14,249
                                                     ========       ========

LIABILITIES
  Notes payable                                      $  1,904       $  2,736
  Construction advances and notes payable,
    collateralized by inventories                         451          1,645
  Accounts payable and accrued liabilities              1,446          3,080
  Billings in excess of cost and estimated
    earnings on uncompleted contracts                     196            204
  Escrow funds held for others                             --            341
                                                     --------       --------
                                                        3,997          8,006

STOCKHOLDERS' EQUITY
  Preferred stock - authorized, 500,000 shares
    Series D - issued and outstanding, none                --             --
  Common stock - no par value; authorized,
    50,000,000 shares; issued 4,843,023 shares         13,165         13,165
  Accumulated deficit                                  (9,318)        (7,147)
  Accumulated other comprehensive income                  116            227
                                                     --------       --------
                                                        3,963          6,245
  Less common stock held in treasury - at cost,
    700 shares                                              2              2
                                                     --------       --------
                                                        3,961          6,243
                                                     --------       --------
                                                     $  7,958       $ 14,249
                                                     ========       ========

                             See accompanying notes.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          Three months ended March 31,
                (Dollars in thousands, except per share amounts)

                                                                               (Unaudited)
                                                                           2003          2002
                                                                         -------       -------
REVENUES
  Securities brokerage commissions and fees                              $   739       $   813
  Sales of developed lots                                                    539           664
  Equity in net earnings of investees                                         (2)           30
  Interest and other, net                                                    139           108
                                                                         -------       -------
                                                                           1,415         1,615
COSTS AND EXPENSES
  Cost of securities brokerage revenue                                       784           816
  Cost of developed lots sold                                                433           496
  Selling, general, administrative and other                                 690           614
  Depreciation and amortization                                               71             8
  Interest                                                                   115            78
  Loss on sale of note receivable                                            362            --
                                                                         -------       -------
                                                                           2,455         2,012
                                                                         -------       -------
    Loss from continuing operations before income taxes                   (1,040)         (397)
INCOME TAX EXPENSE (BENEFIT)                                                  68           (60)
                                                                         -------       -------
    LOSS FROM CONTINUING OPERATIONS                                       (1,108)         (337)

DISCONTINUED OPERATIONS
  Earnings (loss) from discontinued operations, net of income taxes         (274)          624
  Loss on disposal of discontinued operations, net of income taxes          (160)           --
                                                                         -------       -------
NET EARNINGS (LOSS)                                                      $(1,542)      $   287
                                                                         =======       =======

EARNINGS (LOSS) PER COMMON SHARE

  Loss per common share from continuing operations - basic               $  (.23)      $  (.07)
                                                                         =======       =======
  Net earnings (loss) per common share - basic                           $  (.32)      $   .06
                                                                         =======       =======

  Loss per common share from continuing operations - diluted             $  (.23)      $  (.07)
                                                                         =======       =======
  Net earnings (loss) per common share - diluted                         $  (.32)      $   .06
                                                                         =======       =======

                             See accompanying notes.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         Six months ended March 31, 2003
                (Dollars in thousands, except per share amounts)

                                                                               (Unaudited)
                                                                           2003          2002
                                                                         -------       -------
REVENUES
  Securities brokerage commissions and fees                              $ 1,400       $ 2,592
  Sales of developed lots                                                  1,224         1,362
  Equity in net earnings of investees                                         43            55
  Interest and other, net                                                    736           248
                                                                         -------       -------
                                                                           3,403         4,257
COSTS AND EXPENSES
  Cost of securities brokerage revenue                                     1,529         2,306
  Cost of developed lots sold                                                909         1,033
  Selling, general, administrative and other                               1,393         1,330
  Depreciation and amortization                                              141            99
  Interest                                                                   241           190
  Loss on sale of note receivable                                            362            --
                                                                         -------       -------
                                                                           4,575         4,958
                                                                         -------       -------
    Loss from continuing operations before income taxes                   (1,172)         (701)
INCOME TAX EXPENSE (BENEFIT)                                                  75           (35)
                                                                         -------       -------
    LOSS FROM CONTINUING OPERATIONS                                       (1,247)         (666)

DISCONTINUED OPERATIONS
  Earnings (loss) from discontinued operations, net of income taxes         (723)        1,125
  Loss on disposal of discontinued operations, net of income taxes          (201)           --
                                                                         -------       -------
NET EARNINGS (LOSS)                                                       (2,171)          459

PREFERRED STOCK DIVIDEND REQUIREMENT
  (NEGATIVE RETURN) - NET                                                     --          (154)
                                                                         -------       -------
NET EARNINGS (LOSS) APPLICABLE TO COMMON SHARES                          $(2,171)      $   613
                                                                         =======       =======

EARNINGS (LOSS) PER COMMON SHARE
  Loss per common share from continuing operations - basic               $  (.26)      $  (.12)
                                                                         =======       =======
  Net earnings (loss) per common share - basic                           $  (.45)      $   .14
                                                                         =======       =======
  Loss per common share from continuing operations - diluted             $  (.26)      $  (.14)
                                                                         =======       =======
  Net earnings (loss) per common share - diluted                         $  (.45)      $   .09
                                                                         =======       =======

                             See accompanying notes.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Six months ended March 31
                             (Dollars in thousands)

                                                                                   (Unaudited)
                                                                               2003          2002
                                                                             -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                        $(2,171)      $   459
  ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET CASH PROVIDED BY
    (USED IN) OPERATIONS-
      Depreciation and amortization                                              175           173
      Accretion of discount on notes payable                                       9            --
      Net distributions in excess of earnings of investees (earnings in
        excess of distributions)                                                 118          (246)
      Provision for deferred income taxes                                         75           (35)
      Realized gain on available for sale securities                             (92)           (1)
      Deferred gain                                                              (32)           --
      Loss on sale of businesses                                                 202            --
      Loss on sale of note receivable                                            362            --
  CHANGE IN OPERATING ASSETS AND LIABILITIES, NET OF EFFECTS FROM
    BUSINESS SOLD-
      Increase (decrease) in restricted cash                                     (20)          266
      Decrease in securities owned                                               187           296
      Increase in receivables                                                   (218)       (1,049)
      Decrease in inventories                                                    904         3,691
      Change in net billings related to costs and estimated earnings on
        uncompleted contracts                                                     30          (251)
      (Increase) decrease in other assets                                        (58)           73
      Decrease (increase) in escrow funds held for others                         20          (266)
      Decrease in accounts payable and accrued liabilities                      (615)         (520)
                                                                             -------       -------
        Net cash provided by (used in) operating activities                   (1,124)        2,590

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of property and equipment                                        (12)          (90)
      Proceeds from sale of note receivable                                      800            --
      Purchase of available for sale securities                               (5,869)           --
      Proceeds from available for sale securities                              5,122            15
      Net proceeds from sale of businesses                                     1,895            --
                                                                             -------       -------
         Net cash provided by (used in) investing activities                   1,936           (75)

CASH FLOWS FROM FINANCING ACTIVITIES
      Construction advances and notes, net                                       (13)       (2,637)
      Proceeds from borrowings under revolving and long-term debt                162            --
      Payments of long term debt                                              (1,003)         (814)
                                                                             -------       -------
         Net cash used in financing activities                                  (854)       (3,451)
                                                                             -------       -------

      NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (42)         (936)

Cash and cash equivalents at beginning of period                               1,873         3,547
                                                                             -------       -------
Cash and cash equivalents at end of period                                   $ 1,831       $ 2,611
                                                                             =======       =======

                             See accompanying notes.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Oak Ridge Capital Group, Inc. (formerly known as Realco, Inc.) and its wholly owned subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. For further information refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended September 30, 2002.

THE DIRECTION OF THE COMPANY

On June 10, 2002, the Company changed its state of incorporation from New Mexico to Minnesota and changed its name from Realco, Inc. to Oak Ridge Capital Group, Inc., pursuant to a re-incorporation proposal approved by the Company's shareholders on June 7, 2002. On January 13, 2003, the Board of Directors appointed Marc H. Kozberg Chief Executive Officer to explore and evaluate alternatives which have the greatest potential to enhance shareholder value. The initial plan is to redirect the company's assets currently employed in real estate and construction to a full service financial services firm.

The Plan calls for the liquidation of all under utilized, non-performing assets to redeploy the proceeds to fund the growth of the financial services operation. In light of the redirection, Equity Securities, Inc., the wholly owned securities brokerage subsidiary of the Company, formally changed its name (effective April 1, 2003) to Oak Ridge Financial Services, Inc. The newly renamed subsidiary will become the cornerstone to carryforward the redirected emphasis of the Company; its initial objective is to continue to recruit both securities brokers and investment banking executives to carryforward the long range strategy to become a full service brokerage firm and investment banking company.

SALES OF ASSETS AND SUBSIDIARIES

HOMEBUILDING SUBSIDIARY SOLD

On December 20, 2002, the Company sold its homebuilding subsidiary, Charter Building and Development Corp. (Charter), to a private investor group which includes certain current employees and stockholders and former officers of the Company. Charter was responsible for the construction operations of the residential construction and land development segment. The selling price was $3,095,000 which was later amended by $317,000 to reflect the subsidiaries 50% interest in a land joint venture. The revised purchase price was $3,412,000 of which $2,250,000 was in cash and the balance in a seven (7) year note receivable for $1,162,000. The financial data related to these operations is accounted for as discontinued operations for all periods presented.

On March 21, 2003 the note receivable was sold without warranty and without recourse for $800,000. Management approved the sale to enhance the Company's cash position in order to meet debt service requirements later in the year. The Company recognized a $362,000 loss on the sale of the note.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 March 31, 2003


COMMERCIAL CONSTRUCTION OPERATIONS SOLD AND TERMINATED

In October 2002, management began evaluating the viability of the commercial construction subsidiary due to continuing operating losses. As a result of this evaluation, management decided to terminate the operations of the commercial construction segment. Management expected the termination of operations to be substantially complete by the end of the second quarter of fiscal 2003; the termination is substantially complete.

As part of the termination process, on March 1, 2003, the Company sold the cabinet shop division to a private investor group which includes certain current employees and stockholders of the Company. The selling price was $129,000 plus the assumption of certain liabilities and a building lease. The Company recorded a loss on the sale of $101,000. The financial data related to these operations is accounted for as discontinued operations for all periods presented.

COMMERCIAL REAL ESTATE BROKERAGE SOLD

On January 1, 2003, the Company sold its commercial real estate brokerage operation, First Commercial Real Estate Services, Inc. (FCRES) to a private investor group which includes certain current employees and stockholders and a former officer of the Company. The selling price was $160,000 of which $115,000 was cash funded from the private investor group and a $45,000 note collateralized by FCRES common stock. A $ 26,000 loss on the sale was recorded. The financial data related to this operation is accounted for as discontinued operations for all periods presented.

MORTGAGE BANKING JOINT VENTURE

On March 10, 2003, the Company liquidated its 50% interest in a joint venture residential home mortgage company. Upon liquidation the Company received $125,000 in cash; a $42,000 receivable still remains. No gain or loss on liquidation was recorded.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 March 31, 2003


1. Principles of Consolidation:

The consolidated financial statements include the accounts of Oak Ridge Financial Group, Inc. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

2. Income Taxes:

The Company's effective income tax rate for the periods ended March 31, 2003 and 2002 differs from the federal statutory rate due to changes in the valuation allowance for deferred tax assets.

3. Earnings (Loss) Per Common Share:

The following shows the amounts used in computing earnings (loss) per common share for the three and six months ended March 31:

                                                              Three Months                         Six Months
                                                             Ending March 31                     Ending March 31
                                                     -----------------------------       -----------------------------
                                                         2003              2002              2003              2002
                                                     -----------       -----------       -----------       -----------
Loss from continuing operations                      $(1,108,000)      $  (337,000)      $(1,247,000)      $  (666,000)
Preferred stock - (dividends) negative return                 --                --                --           154,000
                                                     -----------       -----------       -----------       -----------
Loss from continuing operations applicable to
  common shares used for basic earnings
  per share                                          $(1,108,000)      $  (337,000)      $(1,247,000)      $  (512,000)
Effect of dilutive convertible preferred stock                --                --                --          (154,000)
                                                     -----------       -----------       -----------       -----------
Loss from continuing operations applicable to
  common shares used for diluted earnings
  per share                                          $(1,108,000)      $  (337,000)      $(1,247,000)      $  (666,000)
                                                     ===========       ===========       ===========       ===========
Weighted average number of common shares
  outstanding used for basic earnings per share        4,842,323         4,839,942         4,842,323         4,361,261
Effect of dilutive convertible preferred stock                --                --                --           478,681
                                                     -----------       -----------       -----------       -----------
Weighted average number of common shares
  outstanding used for diluted earnings
  per share                                            4,842,323         4,839,942         4,842,323         4,839,942
                                                     ===========       ===========       ===========       ===========

Potential common shares relating to 690,000 warrants and 1,079,500 stock options were excluded from the computation of diluted loss per share because they are antidilutive.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 March 31, 2003


4. Employee Stock Based Compensation:

The Company has an employee incentive stock plan for certain key employees and is required to comply with the recently issued FASB 148 related to stock-based compensation and its related disclosures; such disclosures are now required as part of the company's accounting policies. Under the Plan, options currently outstanding are exercisable one year from the date of the grant or upon grant and expire five years after the date of the grant. These options are exercisable at not less than the market value of the Company's stock on the date of the grant. Accordingly, no compensation cost has been recognized for these options.

Had compensation cost for these options been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", the Company's net earnings (loss) and earnings (loss) per common share would have been the following pro forma amounts for the three and six months ended March 31, 2003:

                                                 Three Months                      Six Months
                                                Ending March 31                 Ending March 31
                                         ----------------------------    ----------------------------
                                             2003            2002            2003            2002
                                         ------------    ------------    ------------    ------------
Net Earnings (Loss)
   As Reported                           $ (1,542,000)   $    287,000    $ (2,171,000)   $    459,000
   Total stock-based employee com-
       pensation expense determined
       under fair value method                234,000              --         234,000          16,000
                                         ------------    ------------    ------------    ------------
   Pro forma Net Earnings (Loss)         $ (1,776,000)   $    287,000    $ (2,405,000)   $    443,000
                                         ============    ============    ============    ============
Earnings (Loss) per share
   As reported - basic                   $       (.32)   $        .06    $       (.45)   $        .11
   Pro forma - basic                     $       (.37)   $        .06    $       (.48)   $        .10
   As reported - diluted                 $       (.32)   $        .06    $       (.45)   $        .09
   Pro forma - diluted                   $       (.37)   $        .06    $       (.48)   $        .09

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

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 March 31, 2003


Note B - Debt:

At March 31, 2003, the Company was in violation of the minimum net worth covenant and the debt limitation covenant relating to its subordinated sinking fund notes with a principal balance of $1,738,000. Therefore, the trustee or note holders have the right to deliver a Notice of Default to the Company. If Notice of Default is delivered and the violation is not cured within 30 days, the notes may be declared due and payable immediately.

The Company has continued to make the scheduled debt service payments on the subordinated sinking fund notes. Management believes if this obligation was declared immediately due and payable the Company's cash position and working capital would be adversely affected but the Company would be able to satisfy the obligations.

Note C - Comprehensive Earnings (Loss):

Other comprehensive earnings (losses) consist primarily of net unrealized investment gains and losses, net of income tax effects. Total comprehensive earnings (losses) for the periods ending March 31 are as follow:

                                                 2003            2002
                                            ------------    ------------
      Three Months ending March 31          $ (1,643,000)   $    377,000
      Six Months ending  March 31           $ (2,283,000)   $    511,000

Note D - Stockholders' Equity:

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

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 March 31, 2003


Note E - Segment Information:

The Company operates in the following segments: real estate land development and financial services. Information concerning the Company's continuing business segments for the periods ended March 31 is as follows:

                   Three Months Ended March 31                     2003              2002
                   ---------------------------                 -----------       -----------
Revenues

  Residential land development                                 $   539,000       $   664,000
  Financial services                                               739,000           813,000
  Interest and other                                               137,000           138,000
                                                               -----------       -----------
      Total                                                    $ 1,415,000       $ 1,615,000
                                                               ===========       ===========

Earnings (loss) from continuing operations before taxes

  Residential land development                                 $    96,000       $   161,000
  Financial services                                              (890,000)         (422,000)
  Unallocated general corporate expenses                          (246,000)         (136,000)
                                                               -----------       -----------
      Loss from continuing operations before income taxes      $(1,040,000)      $  (397,000)
                                                               ===========       ===========


                   Six Months Ended March 31                       2003              2002
                   -------------------------                   -----------       -----------
Revenues

  Residential land development                                 $ 1,224,000       $ 1,362,000
  Financial services                                             1,400,000         2,592,000
  Interest and other                                               779,000           303,000
                                                               -----------       -----------
      Total                                                    $ 3,403,000       $ 4,257,000
                                                               ===========       ===========

Earnings (loss) from continuing operations before taxes

  Residential land development                                 $   263,000       $   314,000
  Financial services                                              (953,000)         (571,000)
  Unallocated general corporate expenses                          (482,000)         (444,000)
                                                               -----------       -----------
      Loss from continuing operations before income taxes      $(1,172,000)      $  (701,000)
                                                               ===========       ===========

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 March 31, 2003


Note F - Recent Accounting Pronouncements:

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities').

Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1,2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. Certain transition disclosures required by FIN 46 in all financial statements initially issued after January 31, 2003 follows.

The Company's wholly owned subsidiary Financial Services Group, Inc. is a fifty-percent joint venture partner on a land development project, Oxbow North, whose sole purpose is to purchase land along the Rio Grande river in Albuquerque, New Mexico and develop the land into 169 home sites to be sold. It is reasonably possible that the joint venture will meet the conditions to be considered a variable interest entity (VIE). The joint venture assets consist of raw land recorded at $2.9 million plus development costs incurred or to be incurred of approximately $5.5 million.

The joint venture related available financing consists of $5 million of secured debt and $2.4 million of subordinated debt. On March 31, 2003 the subordinated debt outstanding was $2,400,000 and the secured bank debt was $1,944,000. The secured bank debt is to be paid down as lots are completed and sold and any unpaid balances are due September 30, 2004.

The Company has guaranteed $5 million of the joint venture's debt which would be the Company's maximum loss exposure as a result of its interest in the joint venture. The Company currently does not consolidate the joint venture because it is not required to under current accounting standards; however, it is reasonably possible that it will be required to consolidate the joint venture beginning July 1, 2003.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 March 31, 2003


Note G -  Contingencies:

In connection with the Company's disposition of its residential brokerage operations, a leased office facility is no longer being used for operating purposes. This facility and furnishings are sublet under an agreement expiring in August 2003. In connection with the disposition, the Company recorded an estimated loss relating to its remaining costs in the facility, furnishings and improvements, including leasehold improvements and remaining rental payments, reduced by sublease income. Sublease income has been estimated based on the existing sublease and on management's estimate of probable future sublease income, which is predicated on current economic conditions. Adverse changes in economic conditions could negatively affect management's estimate of probable future sublease income, which could result in the Company recognizing additional losses on this facility and its furnishings. This liability totaled $598,000 and $736,000 at March 31, 2003 and September 30, 2002, respectively.

In December 2001, the Company was named as a defendant in a lawsuit in the District Court for Hennepin County, Minnesota. The plaintiffs are certain institutional and individual customers of Miller & Schroeder Financial, Inc., a broker-dealer ("MSF"). The lawsuit was commenced against MSF, Miller & Schroeder, Inc., the parent corporation of MSF ("MSI"), and certain officers, directors and shareholders of MSI who are alleged to be controlling persons of MSI and MSF. The Company is a shareholder of MSI. James A. Arias, the Company's former Chief Executive Officer, is also named as a defendant. Mr. Arias served as a director of MSI during the period covered by the plaintiff's complaint. The plaintiffs, on their own behalf and on behalf of a class of investors they seek to represent, are seeking rescission or compensatory damages with respect to debentures issued by United Homes, Inc. and purchased by the plaintiffs from or through MSF. The plaintiffs assert numerous claims against MSF and the other defendants including claims based on negligence, negligent misrepresentation, common law fraud, and violations of the Minnesota Securities Act, the Minnesota Consumer Fraud Act, the U.S. Securities Act of 1933, and the Minnesota Uniform Fraudulent Transfer Act. In January 2002, the Company and Mr. Arias filed a motion to dismiss the lawsuit with respect to them. A hearing on the motion to dismiss the lawsuit was held in March 2002. The outcome of this motion was a partial dismissal of claims; however, the remaining complaint items are still under the courts consideration. As of May 30, 2003, the remaining complaint items have not as yet been dismissed. If they are not dismissed, the Company and Mr. Arias intend to defend the lawsuit vigorously. At present, the Company is unable to predict the outcome of this litigation or any exposure to loss.

Note H - Discontinued Operations:

Residential Construction Subsidiary -Charter Building & Construction Company

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

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 March 31, 2003


The selling price was originally $3,095,000 and amended to $3,412,000 consisting of the following:

                                                          Charter        Success           Total
                                                        ----------      ----------      ----------
Cash funded by the private investor group               $  800,000      $  250,000      $1,050,000

Cash funded by Charter, including additional draws
on construction and development lines of credit          1,200,000              --       1,200,000

Promissory note collateralized by
Charter's common stock                                   1,095,000          67,000       1,162,000
                                                        ----------      ----------      ----------
                                                        $3,095,000      $  317,000      $3,412,000
                                                        ==========      ==========      ==========

A current stockholder and former officer was responsible for brokering the deal between the Company and the private investor group and received a $128,000 fee upon completion of the sale. The Company continues to be a guarantor on the former subsidiary's construction and development lines of credit based on the homes in inventory at November 30, 2002. These guarantees will terminate upon renewal of each line by the respective financial institution. The Company recognized a $75,000 loss on this disposal in the prior quarter.

On March 21, 2003 the note receivable of $1,162,000 was sold for $800,000 and the Company recorded a $362,000 loss on the sale. The note was sold to enhance the Company's liquidity to meet debt service requirements later in the year.

The disposal of the Company's homebuilding construction operations has been accounted for as discontinued operations and, accordingly, the related operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows for all periods presented.

Information relating to the discontinued operations of the Company's homebuilding construction operations for the three months ended March 31 is as follows:

                                                 Three Months     Three Months
                                                Ended March 31,  Ended March 31,
                                                     2003             2002
                                                 ------------     ----------

Revenues                                         $         --     $6,261,000
                                                 ============     ==========
Earnings  from operations before income taxes    $         --     $  539,000
Income tax benefit                                         --             --
                                                 ------------     ----------
Earnings from discontinued operations            $         --     $  539,000
                                                 ============     ==========

Earnings (loss) per common share information relating to these discontinued operations is as follows for the three months ended March 31:

                                                     2003            2002
                                                 ------------     ----------

Earnings  per common share from discontinued
   operations - basic                            $         --     $      .11
                                                 ============     ==========
Earnings  per common share from discontinued
   operations - diluted                          $         --     $      .11
                                                 ============     ==========

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 March 31, 2003


Information relating to the discontinued operations of the Company's homebuilding construction operations for the six months ended March 31 is as follows:

                                             Six Months         Six Months
                                            Ended March        Ended March
                                              31, 2003          31, 2002
                                            -----------       -----------

Revenues                                    $ 1,635,000       $12,183,000
                                            ===========       ===========

Earnings (Loss) from operations before
   income taxes                             $   (85,000)      $ 1,136,000
Income tax benefit                                   --                --
                                            -----------       -----------
Earnings (Loss) from discontinued
   operations                               $   (85,000)      $ 1,136,000
                                            ===========       ===========

Earnings (loss) per common share information relating to these discontinued operations is as follows for the six months ended March 31:

                                                2003              2002
                                            -----------       -----------

Earnings (Loss) per common share from
   Discontinued operations - basic          $      (.02)      $       .26
                                            ===========       ===========

Earnings (Loss) per common share from
   Discontinued operations - diluted        $      (.02)      $       .23
                                            ===========       ===========

Termination of Commercial Construction Segment
----------------------------------------------

In October 2002, management decided to terminate the operations of the commercial construction segment and related subsidiary due to its continuing operating losses. Management expected the termination of operations to be completed during the second quarter of fiscal 2003 and termination is substantially complete. Management has provided for any additional costs of this termination that may be required to be recognized pursuant to the provisions of recently issued SFAS 146.

The subsidiary is the general contractor for a $3.5 million medical center renovation project in southern New Mexico. The contract provided for financial penalties if the project was not completed on time. The project was delayed for various reasons, some that were under the subsidiary's control, and some that were not. The project was deemed "substantially complete" on April 15, 2003, five months after the scheduled completion date. The owner has the contractual right to seek damages for costs incurred caused by the delay. The owner has proposed settlement for around $200,000 and has been recorded in the financial statements.

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 March 31, 2003


The subsidiary has the right to "put down" to respective sub-contractors any costs which the subsidiary may incur as a result of inadequate or non-timely performance by the sub-contractor. The subsidiary is currently seeking that remedy from three of its sub-contractors. The Company expects the project to show minimal losses when completed providing sub-contractor puts are realized.

Information relating to the discontinued operations of the Company's commercial construction operations for the three months ended March 31 is as follows:

                                                  Three Months     Three Months
                                                  Ended March      Ended March
                                                    31, 2003         31, 2002
                                                   ----------       ----------

Revenues                                           $   87,000       $1,535,000
                                                   ==========       ==========

Earnings (Loss) from operations before income
   taxes                                           $ (274,000)      $   10,000
Income tax benefit                                         --               --
                                                   ----------       ----------
Earnings (Loss) from discontinued operations       $ (274,000)      $   10,000
                                                   ==========       ==========

Earnings (loss) per common share information relating to these discontinued operations is as follows for the three months ended March 31:

                                                      2003             2002
                                                   ----------       ----------

Earnings (Loss) per common share from
   Discontinued operations - basic                 $     (.06)      $       --
                                                   ==========       ==========
Earnings (Loss) per common share from
   Discontinued operations - diluted               $     (.06)      $       --
                                                   ==========       ==========

Information relating to the discontinued operations of the Company's commercial construction operations for the six months ended March 31 is as follows:

                                                   Six Months       Six Months
                                                   Ended March      Ended March
                                                    31, 2003         31, 2002
                                                   ----------       ----------

Revenues                                           $  593,000       $2,386,000
                                                   ==========       ==========

Earnings (Loss) from operations before income
   taxes                                           $ (642,000)      $   42,000
Income tax benefit                                         --               --
                                                   ----------       ----------
Earnings (Loss) from discontinued operations       $ (642,000)      $   42,000
                                                   ==========       ==========

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 March 31, 2003


Earnings (loss) per common share information relating to these discontinued operations is as follows for the six months ended March 31:

                                                      2003             2002
                                                   ----------       ----------
Earnings (Loss) per common share from
   Discontinued operations - basic                 $     (.13)      $      .01
                                                   ==========       ==========
Earnings (Loss) per common share from
   Discontinued operations - diluted               $     (.13)      $      .01
                                                   ==========       ==========

Sale of First Commercial Real Estate Services, Inc.
---------------------------------------------------

On February 7, 2003, the Company entered into a Stock Sale Agreement effective January 1, 2003 with FCRES, Inc., a newly formed New Mexico corporation, pursuant to which FCRES, Inc. agreed to purchase all the common stock of the Company's commercial real estate brokerage subsidiary. The owners of the newly formed corporation include certain current employees and stockholders of the Company. Under the terms of the Agreement, the selling price was $160,000 consisting of $115,000 in cash and a promissory note of $45,000, collateralized by First Commercial Real Estate Services, Inc. common stock.

A current stockholder and former officer was responsible for brokering the deal between the Company and private investor group and received a $8,000 fee upon closing of the sale. A loss of $26,000 was recorded on the sale.


Information relating to the discontinued operations of the Company's commercial real estate operations for the three months ended March 31 is as follows:

                                                 Three Months   Three Months
                                                 Ended March    Ended March
                                                   31, 2003      31, 2002
                                                   --------      --------

Revenues                                           $     --      $633,000
                                                   ========      ========

Earnings  from operations before income taxes      $     --      $ 74,000
Income tax benefit                                       --            --
                                                   --------      --------
Earnings  from discontinued operations             $     --      $ 74,000
                                                   ========      ========

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 March 31, 2003


Earnings (loss) per common share information relating to these discontinued operations is as follows for the three months ended March 31:

                                                      2003           2002
                                                   ---------      ---------

Earnings  per common share from Discontinued
   operations - basic                              $      --      $     .02
                                                   =========      =========
Earnings  per common share from Discontinued
   operations - diluted                            $      --      $     .02
                                                   =========      =========

Information relating to the discontinued operations of the Company's commercial real estate operations for the six months ended March 31 is as follows:

                                                  Six Months     Six Months
                                                  Ended March    Ended March
                                                    31, 2003       31, 2002
                                                   ---------      ---------

Revenues                                           $ 481,000      $ 812,000
                                                   =========      =========

Earnings (Loss) from operations before income
   taxes                                           $   5,000      $ (54,000)
Income tax benefit                                        --             --
                                                   ---------      ---------
Earnings (Loss) from discontinued operations       $   5,000      $ (54,000)
                                                   =========      =========

Earnings (loss) per common share information relating to these discontinued operations is as follows for the six months ended March 31:

                                                      2003           2002
                                                   ---------      ---------

Loss per common share from Discontinued
   operations - basic                              $      --      $    (.01)
                                                   =========      =========
Loss per common share from Discontinued
   operations - diluted                            $      --      $    (.01)
                                                   =========      =========

                 OAK RIDGE CAPITAL GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 March 31, 2003


Note I - Guarantees:

The Company is guarantor on certain construction and development lines of credit related to Charter with outstanding balances at December 31, 2002 and March 31, 2003 of $1,100,000 and $843,000, respectively. The maximum potential amount of future payments under the guarantees is approximately $2,600,000. These guarantees were required in the normal course of transacting residential homebuilding and are collateralized by both the home and the lot on which the home is built. The financial institutions require a separate individual note for each home built which is paid off when the home closes and requires pay down on lot lines of credit as lots are transferred to construction lines of credit. On November 30, 2002, the residential homebuilding subsidiary was sold to outside investors; one of the terms and conditions of the sale was the Company would continue its then existing guarantees. The guarantee amount will be declining each month as the homes are sold and the construction advances are paid off or as lots are transferred to construction lines of credit. Based on the inventory in place at the time of sale of the subsidiary and the normal time required to build a home (about 90 days), the guarantees required as part of the sale are expected to terminate by the end of fiscal 2003.

The Company is also guarantor of a bank line of credit on a land development joint venture (Oxbow North) in which the Company is a fifty-percent owner. The venture is a 169 homesite project with a bank line of credit of $5,000,000 of which $2,280,000 was outstanding at March 31, 2003. The bank debt is to be paid down as lots are completed and sold. If not otherwise paid, the bank debt is due September 30, 2004.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Consolidated Continuing Operations
----------------------------------------------

Based upon the various lines of business in which the Company is engaged, it has defined the following operating segments for purposes of financial accounting and reporting:

     Land Development Segment (previously known as Residential Construction and Land Development Segment) Financial Services Segment which includes unallocated corporate expenses

The Company implemented a Plan in the first quarter of 2003 where most real estate related assets were liquidated. The Plan called for the outright sale of subsidiaries and the shut down of other unprofitable operations. The Company essentially has executed the Plan with an end result of a "newly directed" company with

     1) land development activities with 35 owned homesites for sale and a 50% joint venture interest in a 169 homesite development in Albuquerque, NM.

     2) the operations of Oak Ridge Financial Services, Inc. a wholly owned subsidiary securities broker-dealer and investment banking firm located in Minneapolis, MN.

The following discussions are based on the resulting "continuing operations" which no longer includes Charter, the residential homebuilding subsidiary, Realco Construction, Inc., the commercial construction subsidiary, Success Ventures, a 50% ownership interest in a land development joint venture, First Commercial Real Estate Services, Inc., a commercial real estate brokerage service and PHS, Inc., a 50% partnership interest in a mortgage banking business.

Consolidated Continuing Operations for the Three Months Ending March 31, 2003
-----------------------------------------------------------------------------

The Company experienced a consolidated pre-tax quarterly loss of $1,040,000 from continuing operations compared to a pre-tax loss of $397,000 for the same period in fiscal 2002. $362,000 of the 2003 loss was due to the sale of a seven year note receivable of $1,162,000 for $800,000 to enhance liquidity. Consolidated revenues decreased $200,000 or 12% to $1,415,000 from $1,615,000 in the same quarter a year ago. $74,000 of the decrease is from securities brokerage commissions which was the result of poor financial market conditions in the quarter. $125,000 of the revenue decline is due to lot sales drop which is a function of timing of housing starts; in 2002 there were more housing starts than in 2003.

Consolidated selling, general and administrative expenses from the continuing segment reported an overall $76,000 increase to $690,000 or 11% compared to $614,000 a year ago on a comparable basis. The increase occurred because the Financial Services segment continues to build its infrastructure for the future which is offset by management containing any unnecessary costs.

The quarter reported a consolidated income tax expense of $68,000 due to a change in valuation allowance in the period. In the comparable quarter in 2002, a $60,000 benefit was recorded attributable to net operating losses.

Consolidated Continuing Operations for the Six Months Ending March 31, 2003
---------------------------------------------------------------------------

The Company experienced a consolidated pre-tax loss of $1,172,000 from continuing operations for the six months ended March 31, 2003, compared to a pre-tax loss of $701,000 for the same period in fiscal 2002. Consolidated revenues decreased $854,000 or 20% to $3,403,000 from $4,257,000 in the same quarter a year ago. $1,192,000 of the decrease is attributable to the securities brokerage segment not having investment banking income in 2003 that it had in 2002. $138,000 of the revenue decline is due to fewer lot sales in 2003 compared to 2002; lots sales are a function of timing of housing starts. Interest and other income increased $488,000 to $736,000. The increase is due primarily because $175,000 was earned by the Company for arranging financing for a land development joint venture.

Consolidated selling, general and administrative expenses from the continuing segments showed a $63,000 increase to $1,393,000 from $1,330,00 in the same six month period a year ago. Like the quarter, the increase occurred because the Financial Services segment continues to build its infrastructure for the future offset by management containing any unnecessary costs.

The six month period reported a consolidated income tax expense of $75,000, again, due to a change in valuation allowance in the period. In the comparable six month period in 2002, a $35,000 benefit was recorded attributable to net operating losses.


Segment Results of Operations for the Quarter ended March 31, 2003
------------------------------------------------------------------

LAND DEVELOPMENT SEGMENT ( PREVIOUSLY KNOWN AS RESIDENTIAL CONSTRUCTION AND LAND DEVELOPMENT SEGMENT):

The residential construction operations were sold effective November 30, 2002. The two months of activity generated $1,635,000 of revenues and an operating loss of $85,000; these amounts are reported as Discontinued Operations. This segment now only includes land development activities consisting of the acquisition of raw land for development into residential home sites, which are sold to Charter or to other builders. Such land development projects may be performed under joint venture agreements or entirely by the Company. Profits on lots sold to Charter, either directly, by a subsidiary or by a joint venture, were eliminated in consolidation until the lot was removed from Charter's inventory. As a result of the sale of Charter's stock to an outside investment group, $231,000 of deferred gain was recognized.

For the Quarter Ended March 31, 2003
------------------------------------

This segment experienced pre-tax earnings of $96,000 for the quarter ended March 31, 2003 on lot sales of $539,000 compared to pre-tax earnings of $161,000 on $664,000 of lot sales for the same three month period in the previous year. For comparison purposes, this quarter in 2002 was one of the best quarters in the history of the Company for housing starts and related lot sales.

Lot sales decreased $125,000 or 19% to $539,000 from $664,000 in the 2002 quarter. The lot sales decreases were a direct result of market conditions in the Albuquerque, NM market for housing starts.

Selling, general and administrative expenses for land development is minimal. In 2003 it was $8,000 compared to $6,000 in 2002.

For the Six Months Ended March 31, 2003
---------------------------------------

This segment experienced pre-tax earnings of $263,000 for the six months ended March 31, 2003 on lot sales of $1,224,000 compared to pre-tax earnings of $314,000 on $1,362,000 for the same period in 2002. Lot sales by dollar volume were relatively flat for the six month period showing only a $138,000 decrease between years. In 2003 fewer lot units were sold and at lower prices. In 2003, to improve its liquidity position, management decided to reduce lot prices to induce customers to buy lots earlier and generate more immediate cash flow to the Company.

Selling, general and administrative expenses for this segment was approximately $50,000 compared to $23,000 last year for the comparable period. There was no one significant factor that accounted for the increase.


FINANCIAL SERVICES SEGMENT:
---------------------------

The financial services segment consists primarily of the operations of the Company's wholly-owned subsidiary, Oak Ridge Financial Services, Inc., which changed its name from Equity Securities, Inc. effective April 1, 2003.

Oak Ridge Financial Services, Inc. is a Minneapolis based securities broker dealer and investment banking firm, which was acquired effective March 1, 2001 through the issuance of 484,000 shares of Series D preferred stock. On December 20, 2001, the holders of the 484,000 shares of series D preferred stock exchanged their shares under the terms of the conversion provision of the stock, into 1,452,000 shares of common stock of the Company. This acquisition is a key component of the Company's plan to expand its financial services operations. The Company is currently identifying and evaluating other growth opportunities to complement this segment.

For the Quarter Ended March 31, 2003
------------------------------------

The Financial Services segment realized a pre-tax loss of $890,000 for the quarter ended March 31, 2003 as compared to a pre-tax loss of $422,000 in the same period in fiscal 2002. $362,000 of the quarterly loss was due to the sale of a $1,162,000 seven year note receivable for $800,000 to enhance liquidity.

The securities brokerage and investment banking subsidiary incurred a pre-tax loss of $349,000 for the quarter ended March 31, 2003 compared to a pre-tax loss of $254,000 for the same quarter ended 2002. Revenues from commissions decreased $74,000 to $739,000 compared to $813,000 in 2002. The revenue decrease is a direct result of fewer brokers working and poor financial market conditions. Likewise, in 2003, the subsidiary had only one investment banking engagement deriving revenue compared to three in 2002.

Selling, general and administrative expenses decreased $43,000 or 8% to $511,000 compared to $554,000 in 2002. The decrease is due to a concerted effort by management to contain expense growth and eliminate any unnecessary operational costs while trying to build a financial services infrastructure to go forward.

For the Six-Months Ended March 31, 2003
---------------------------------------

The Financial Services segment realized pre-tax loss of $953,000 for the six-months ended March 31, 2003 as compared to a pre-tax loss of $571,000 in the same period in fiscal 2002. Like the quarter, $362,000 of the six months loss was due to the sale of a $1,162,000 seven year note receivable for $800,000 to enhance liquidity.

Oak Ridge Financial Services, Inc. incurred a pre-tax loss of $382,000 in the six-months ended March 31, 2003 as compared to a pre-tax loss of $327,000 for the same period in fiscal 2002. Revenues from commissions in the securities brokerage and investment banking decreased $1,192,000 or 46% from $2,592,000 in 2002 compared to $1,400,000 in 2003. The revenue decline between the periods is a timing function as to when investment banking engagements close. In 2002, two investment banking projects generating over $900,000 of revenue closed in the first quarter of 2002; in comparison, there were no significant investment banking projects completed in the same period in 2003.

Selling, general and administrative expenses decreased $136,000 or 12% to $963,000 from $1,099,000. The decrease is due to a concerted effort by management to contain all overhead expenses to operational efficiencies.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 2003, the Company was in violation of the minimum net worth and debt limitation covenants relating to its subordinated sinking fund notes with a principal balance of $1,738,000. The Trustee or note holders have the right to deliver a Notice of Default to the Company. If Notice of Default is delivered and the violation is not cured within thirty days, the notes may be declared due and payable immediately. However, if these obligations were declared immediately due and payable the Company's cash position and working capital would be adversely affected. If demand payment is required, management believes it will be able to satisfy the obligation and maintain adequate working capital for operations for a reasonable period of time.


This would be done by the:

     1.   Utilization of existing cash reserves.

     2. Establish new lines of credit related to land development activities using the land as collateral.

     3.   Reducing operating expenses and other cash expenditures.

Overall for the six months ended March 31, 2003 the cash flow statement reflected an overall $42,000 decrease in cash position to $1,831,000 compared to a cash position of $1,873,000 on September 30, 2002. The breakdown of cash flow components for the six months indicate $1,124,000 was used in operating activities, $854,000 was utilized in financing activities, primarily $1,003,000 in debt service on the subordinated notes and payoffs of construction lines. These utilizations were partially offset by $1,936,000 of cash inflow from investing activities, including $1,895,000 from the sale of assets and businesses, and $800,000 for the sale of a note receivable offset by $747,000 of net purchases of available for sale securities.

In comparison to the same six month period a year ago, the Company cash flow statement reflected cash utilization of $936,000. The components of this include: $2,590,000 was provided from operations, $90,000 was used for capital expenditures, $814,000 was used for reduction of long term debt and $2,637,000 used for paybacks of construction notes and advances.

The Company intends to apply its capital resources to expand its financial services operations. This expansion will be generated from within or by acquiring complementary operations. In conjunction with that effort, the Company is also reducing its outstanding debt. Management is currently focused on the $1,738,000 of subordinated debentures scheduled to mature at December 31, 2003. It is expected that future cash needs will be financed by a combination of cash flows from operations, advances under land development lines, and, if needed, other financing arrangements. The Company does not have any material commitments for capital expenditures for fiscal 2003.

The Company's projection of future cash requirements is affected by numerous factors, including but not limited to, financial market conditions, changes in customer receipts, consumer industry trends, sales volume, operating cost fluctuations, acquisitions of existing businesses and unplanned capital spending.

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


ITEM 4: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 ("Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report (the "Evaluation Date"). Such officers have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed in the Company's reports filed under the Exchange Act, but were not effective at ensuring that such disclosure will be timely. The principal factor affecting the timeliness of disclosure was inadequate staffing in the Company's finance and accounting area. The Company's Board of Directors is evaluating the Company's staffing needs.

Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                           PART II: OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

In December 2001, the Company was named as a defendant in a lawsuit in the District Court for Hennepin County, Minnesota. The plaintiffs are certain institutional and individual customers of Miller & Schroeder Financial, Inc., a broker-dealer ("MSF"). The lawsuit was commenced against MSF, Miller & Schroeder, Inc., the parent corporation of MSF ("MSI"), and certain officers, directors and shareholders of MSI who are alleged to be controlling persons of MSI and MSF. The Company is a shareholder of MSI. James A. Arias, the Company's former Chief Executive Officer, is also named as a defendant. Mr. Arias served as a director of MSI during the period covered by the plaintiff's complaint. The plaintiffs, on their own behalf and on behalf of a class of investors they seek to represent, are seeking rescission or compensatory damages with respect to debentures issued by United Homes, Inc. and purchased by the plaintiffs from or through MSF. The plaintiffs assert numerous claims against MSF and the other defendants including claims based on negligence, negligent misrepresentation, common law fraud, and violations of the Minnesota Securities Act, the Minnesota Consumer Fraud Act, the U.S. Securities Act of 1933, and the Minnesota Uniform Fraudulent Transfer Act. In January 2002, the Company and Mr. Arias filed a motion to dismiss the lawsuit with respect to them. A hearing on the motion to dismiss the lawsuit was held in March 2002; the outcome of this motion was a partial dismissal of claims however, the remaining complaint items are still under the courts consideration. As of May 30, 2003, the remaining complaint items have not as yet been dismissed. If they are not dismissed, the Company and Mr. Arias intend to defend the lawsuit vigorously. At present, the Company is unable to predict the outcome of this litigation or any exposure to loss.


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

The Company has continued to make the scheduled debt service payments on the subordinated sinking fund notes and the principal balance of these notes $1,738,000 is due in December 2003.

If these obligations were declared immediately due and payable the Company's cash position and working capital would be adversely affected. If demand payment is required, management believes it will be able to satisfy the obligation and maintain adequate working capital for the Company's operations for a reasonable period by:

     1.   Utilization of existing cash reserves.
     2.   Sell or otherwise dispose of nonessential assets.
     3.   Use of expected positive cash flow provided by operations.
     4.   Reducing operating expenses and other expenditures.
     5.   Securing funds from other lenders as may become available.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        NONE


ITEM 5. OTHER INFORMATION

Board Changes
-------------

On April 30, 2003 Alan R. Woinski resigned as a Board Member for personal reasons. No disagreements exist between Mr. Woinski and the Company relating to operations, policies or practices which led to this resignation.

Management Changes
------------------

On January 13, 2003, the Board of Directors of Oak Ridge Capital Group, Inc. named Edward S. Adams as Vice Chairman of the Board of Oak Ridge Capital Group, Inc. and Marc H. Kozberg assumed the position of Chief Executive Officer. Since October 1, 2002 Mr. Kozberg was the Chief Operating Officer of the Company and prior to that date was President and Chief Executive Officer of Equity Securities Advisors, Inc., an operating division of the Company's wholly-owned subsidiary, ESI.

NASDAQ Delisting
----------------

On December 10, 2002 the Company received a Nasdaq Staff Determination Notification that the Company has failed to maintain a minimum market value of publicly held shares ("MVPHS") of $5,000,000 over the previous 30 consecutive trading days, and, as a result, did not comply with Marketplace Rule 4450(e)(1). In addition, the Staff also cited the Company has not complied with the minimum $1.00 bid price as set forth in Marketplace Rule 4450(a)(5) requirement(s). Because of these two non-compliance items the Company's securities are, therefore, subject to delisting from the NASDAQ National Market. The Company requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. The hearing was held on January 23, 2003. The Company received a formal notice on February 20, 2003 that the Panel made a decision to formally delist the Company's securities effective at the open of business on Monday, February 24, 2003; all the legal formalities of delisting the Company from NASDAQ National Markets have been completed.


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



                                     OAK RIDGE CAPITAL GROUP, INC.


Date: May 30, 2003                   /s/ Marc H. Kozberg
                                     ------------------------------------------
                                     Marc H. Kozberg, Chief Executive Officer



Date: May 30, 2003                   /s/ James A. Coryea II
                                     ----------------------------------
                                     James A. Coryea II, Chief Financial Officer

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

                                               /s/ Marc H. Kozberg
                                               ---------------------------------
                                               Marc H. Kozberg
                                               Chief Executive Officer
                                               Dated:  May 30, 2003

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

                                               /s/ James A. Coryea II
                                               ---------------------------------
                                               James A. Coryea II
                                               Chief Financial Officer
                                               Dated:  May 30, 2003